Form 10-Q
period 1999-06-30
DIGEX INC/DE
filed 1999-09-13
CIK 1085098

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  to


                       Commission File Number: 000-26873


                              DIGEX, INCORPORATED
            (Exact name of registrant as specified in its charter)

               Delaware                                    59-3582217
      -----------------------------                  ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                                One Digex Plaza
                             Beltsville, MD 20705
                   (Address of principal executive offices)

                                (301) 847-5000
                               Telephone Number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes    [ ]     No  [X]

 As of September 10, 1999, there were 11,500,000 and 50,000,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                              DIGEX, INCORPORATED

                                     INDEX

                                                                            Page
                                                                             No.
                                                                             ---

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Condensed Statements of Operations--Three and six months
          ended June 30, 1999 and 1998....................................     3
         Condensed Balance Sheets--June 30, 1999
          and December 31, 1998...........................................     4
         Condensed Statements of Cash Flows--Six months
          ended June 30, 1999 and 1998....................................     5
         Notes to Condensed Financial Statements..........................     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......    18

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................    18

ITEM 2.  Changes in Securities and Use of Proceeds........................    18

ITEM 3.  Defaults Upon Senior Securities..................................    18

ITEM 4.  Submission of Matters to a Vote of Security Holders..............    19

ITEM 5.  Other Information................................................    19

ITEM 6.  Exhibits and Reports on Form 8-K.................................    19

SIGNATURES................................................................    20

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          DIGEX, INCORPORATED

                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)
         (In thousands, except share and per share information)



                                                                   Three Months Ended                       Six Months Ended
                                                           ----------------------------------     ---------------------------------
                                                            June 30, 1999      June 30, 1998       June 30, 1999     June 30, 1998
                                                           ---------------    ---------------     ---------------   ---------------
Revenues                                                    $       12,629     $        4,752     $        22,021   $         8,621
Costs and expenses:
     Cost of operations..............................                2,694              1,491               4,346             2,378
     Cost of services................................                3,478              1,567               7,430             2,674
     Selling, general and administrative.............               18,658              4,639              26,727             8,276
     Depreciation and amortization...................                5,652              2,027               9,966             4,054
                                                           ---------------    ---------------     ---------------   ---------------
Total costs and expenses.............................               30,482              9,724              48,469            17,382
                                                           ---------------    ---------------     ---------------   ---------------
Loss from operations.................................              (17,853)            (4,972)            (26,448)           (8,761)
Interest expense.....................................                 (239)                 -                (239)                -
                                                           ---------------    ---------------     ---------------   ---------------
Net loss before income tax benefit...................              (18,092)            (4,972)            (26,687)           (8,761)
Income tax benefit...................................                4,839                  -               4,839
                                                           ---------------    ---------------     ---------------   ---------------
Net loss.............................................      $       (13,253)   $       (4,972)     $      (21,848)   $        (8,761)
                                                           ===============    ===============     ===============   ===============
Pro forma net loss per common share -
     basic and diluted...............................      $         (0.27)    $        (0.10)     $        (0.44)   $        (0.18)
                                                           ===============    ===============     ===============   ===============
Shares used in computing pro forma basic and
     diluted net loss per share......................           50,000,000         50,000,000          50,000,000        50,000,000
                                                           ===============    ===============     ===============   ===============

                            See accompanying notes.

                              DIGEX, INCORPORATED

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands, except share information)


                                                                                        June 30, 1999        December 31, 1998
                                                                                        -------------        -----------------
Assets
Current assets:
    Accounts receivable, less allowance for
       doubtful accounts of $2,520 in 1999 and $719 in 1998..........................   $      10,694        $           6,127
    Prepaid expenses and other current assets........................................           2,879                      890
                                                                                        -------------        -----------------
    Total current assets.............................................................          13,573                    7,017
    Property and equipment, net......................................................         125,219                   39,059
    Intangible assets, net...........................................................          29,208                   31,204
    Other assets.....................................................................             476                      459
                                                                                        -------------        -----------------
    Total assets.....................................................................   $     168,476        $          77,739
                                                                                        =============        =================

Liabilities and Stockholders'/Owner's Equity
Current liabilities:
    Accounts payable.................................................................   $       3,004        $           3,341
    Accrued expenses.................................................................           1,597                      843
    Deferred revenue.................................................................               -                      621
    Current portion of capital lease obligations.....................................             929                      981
                                                                                        -------------        -----------------
    Total current liabilities........................................................           5,530                    5,786
    Capital lease obligations........................................................          16,007                    1,108
    Due to Parent....................................................................           8,749                        -
                                                                                        -------------        -----------------
    Total liabilities................................................................          30,286                    6,894

Stockholders'/owner's equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued
    Class A common stock, $.01 par value; 100,000,000 shares.........................               -                        -
      authorized; no shares issued...................................................               -                        -
    Class B common stock, $.01 par value; 50,000,000 shares
        authorized; 50,000,000 shares issued and outstanding.........................             500                        -
    Additional paid-in capital.......................................................         147,307                        -
    Accumulated deficit..............................................................          (9,617)                       -
    Owner's net investment...........................................................               -                   70,845
                                                                                        -------------        -----------------
    Total stockholders'/owner's equity...............................................         138,190                   70,845
                                                                                        -------------        -----------------
    Total liabilities and stockholders'/owner's equity...............................   $     168,476        $          77,739
                                                                                        =============        =================

                            See accompanying notes.

                              DIGEX, INCORPORATED

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                          Six Months Ended
                                                                             --------------------------------------------
                                                                              June 30, 1999                June 30, 1998
                                                                             ---------------              ---------------
Operating activities
     Net loss............................................................      $     (21,848)               $      (8,761)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization...................................              9,966                        4,054
         Deferred income taxes...........................................             (4,839)                           -
         Provision for doubtful accounts.................................              2,045                          475
         Changes in operating assets and liabilities:
               Accounts receivable.......................................             (6,612)                        (808)
               Prepaid expenses and other current assets.................             (1,989)                        (238)
               Other assets..............................................                (17)                           -
               Accounts payable, accrued expenses and deferred revenue...              4,601                          588
               Due to Parent.............................................              8,749                            -
                                                                             ---------------              ---------------
               Net cash used in operating activities.....................             (9,944)                      (4,690)

Investing activities
     Purchase of property and equipment..................................            (77,332)                      (7,431)
                                                                             ---------------              ---------------
               Net cash used in investing activities.....................            (77,332)                      (7,431)

Financing activities
     Principal payments on capital lease obligations.....................                (96)                           -
     Net contributions from Parent (see Note 2)..........................             87,372                       12,121
                                                                             ---------------              ---------------
               Net cash provided by financing activities.................             87,276                       12,121

Cash at beginning of period..............................................                  -                            -
                                                                             ---------------              ---------------
Cash at end of period....................................................         $        -                   $        -
                                                                             ===============              ===============

Supplemental disclosures of cash flow information
Interest paid............................................................         $      155                   $        -
Assets purchased under capital lease obligations.........................             17,032                          174

                            See accompanying notes.

                              DIGEX, INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note  1.  Organization

          Digex, Incorporated ("Digex" or the "Company") was incorporated on April 26, 1999, under the laws of the State of Delaware. As of June 30, 1999, the Company was a wholly-owned subsidiary of Intermedia Communications Inc. ("Intermedia" or "the Parent"). Prior to its incorporation, the Company's business was operated as the Web site hosting and applications outsourcing unit of Intermedia. Pursuant to its Certificate of Incorporation, as amended on August 3, 1999, the Company is authorized to issue up to 100,000,000 shares of Class A Common Stock, $.01 par value, 50,000,000 shares of Class B Common Stock, $.01 par value and 5,000,000 shares of preferred stock, $.01 par value. The Class A Common Stock is entitled to one vote for each share, and the Class B Common Stock is entitled to ten votes for each share. On April 30, 1999, the Parent contributed approximately $115.1 million of assets and certain liabilities to the Company in exchange for 50,000,000 shares of Class B Common Stock. On August 4, 1999, the Company sold 11,500,000 shares of Class A Common Stock in an initial public offering.

Note  2.  Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in Amendment No. 4 to the Form S-1 of the Company, as filed with the Securities and Exchange Commission (the "Commission") on July 29, 1999.

          The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the Web site hosting unit of Intermedia. The Company's accumulated deficit of $9.6 million arose after April 30, 1999. Prior to that date, accumulated losses and capital contributions from the Parent were included in owner's net investment. The contribution of assets and certain liabilities on April 30, 1999 was accounted for at the Parent's underlying book values on the date of contribution. In addition to the April 30, 1999 equity capitalization, the Parent contributed additional capital of $32.7 million to the Company during May and June 1999, principally by way of contributions of telecommunications assets.

          The following table reflects the assets and liabilities contributed to the Company on April 30, 1999:

                                                          $ Millions
                                                          ----------
                    Current assets                           $ 10.3
                    Property and equipment                     78.6
                    Intangibles and other assets               31.0
                    Liabilities                                (4.8)
                                                          ----------
                    Total capital contribution               $115.1
                                                          ==========

                              DIGEX, INCORPORATED

                                  (Unaudited)


Note  3.  Earnings Per Share

          On April 30, 1999, the Company issued 1,000 shares of Class B Common Stock to the Parent in connection with the contribution of assets to the Company. On July 23, 1999, the Board of Directors authorized a 50,000-for-one split of the Class B Common Stock, effective as of August 4, 1999 and paid in the form of a stock dividend, for shares outstanding as of July 8, 1999. The pro forma basic and diluted net loss per common share were calculated assuming that the stock split was effective for all periods presented. All share information presented in this report gives effect to the stock split. The 11,500,000 shares of Class A Common Stock issued in connection with the initial public offering are not included in the calculation of earnings per share, since these shares were not outstanding until August 4, 1999.

          The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

                                                               Three Months Ended                         Six Months Ended
                                                                    June 30,                                  June 30,
                                                    ------------------------------------      ------------------------------------
                                                           1999                 1998                 1999                 1998
                                                    ------------------   ---------------      ---------------    -----------------
 Numerator for basic and diluted loss per
   share - net loss                                 $          (13,253)  $        (4,972)     $       (21,848)   $          (8,761)
  Denominator for basic and diluted loss per
   share - pro forma weighted-average shares                50,000,000        50,000,000           50,000,000           50,000,000
                                                    ==================   ===============      ===============    =================

Pro forma diluted loss per share of
   common stock - basic and diluted                 $             (.27)  $          (.10)     $          (.44)   $            (.18)
                                                    ==================   ===============      ===============    =================

          Effective as of the date of the initial public offering, the Company granted to employees of the Parent options to purchase 1,133,800 shares of the Company's Class A Common Stock. The Financial Accounting Standards Board recently issued an Exposure Draft, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, that addresses the accounting for such options grants. The final interpretation of APB Opinion No. 25 has not been issued, and, therefore, the Company is unable to discuss its potential impacts relative to these stock option grants.

Note  4.  Commitment and Contingencies

          During the second quarter of 1999, Intermedia assigned two capital leases to the Company for property related to the Company's data centers. The costs associated with the leased property were previously accounted for as an allocation of costs in the carved-out financial statements. Future noncancelable lease payments at June 30, 1999 are as follows (in thousands):

                    Six months ended December 31, 1999                $ 1,190
                    Twelve months ended December 31:
                    2000                                                2,436
                    2001                                                2,502
                    2002                                                2,569
                    2003                                                2,637
                    2004                                                2,708
                    Thereafter                                         11,606
                                                                      -------
                                                                       25,648
                    Less amount representing interest                  (8,712)
                                                                      -------
                    Present value of future minimum lease payments    $16,936
                                                                      =======

                              DIGEX, INCORPORATED

                                  (Unaudited)


Note  5.  Income Tax Benefit

          In connection with the Parent's contribution of assets on April 30, 1999, the Company recorded a deferred tax liability of $4.8 million. The deferred tax liability was related to identifiable intangible assets. The Company's taxable losses and non-deductible expenses experienced since the date of the contribution resulted in recognition of deferred tax assets in excess of the deferred tax liability. Accordingly, the Company recorded a $4.8 million deferred tax benefit during the second quarter of 1999.

Note  6.  Related Party Agreements

          On April 30, 1999, the Company entered into a General and Administrative Services Agreement (the "G&A Agreement") with Intermedia. Under the terms of the G&A Agreement, Intermedia provides the Company with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, and information management services. The initial term of the agreement is two years, and the charge for these services was $6.0 million for the quarter ended June 30, 1999.

          The Company also entered into four two year Network Services Agreements with the Parent. Under the terms of these agreements, the Parent provides the Company with East and West coast transit, access and managed firewall services. The charges for these services amounted to $2.7 million for the quarter ended June 30, 1999. Refer to the "Certain Relationships and Related Transactions" section of the Amendment No. 4 to the Form S-1 of the Company as filed with the Commission on July 29, 1999 for further discussion on these agreements.

Note  7.  Subsequent Event

          On August 4, 1999, the Company sold 11,500,000 shares of its Class A Common Stock in an initial public offering. The shares sold represent approximately 18.7% of the aggregate number of shares of Class A and Class B Common Stock outstanding. The Parent retains a 97.8% voting interest in the Company. The net proceeds from the offering were approximately $180.0 million and can be used only to purchase or construct telecommunications related assets due to restrictions in Intermedia's debt instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the condensed financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in the Amendment No. 4 to Form S-1 of the Company, as filed with the Commission on July 29, 1999.

Overview

         Digex is a leading provider of managed Web site and application hosting services to businesses and organizations operating mission-critical, multi-functional Web sites and Web-based applications. The Company provides the computer hardware, software, network technology, and systems management necessary to provide its customers with comprehensive, outsourced managed Web site hosting and application outsourcing solutions. The Company also offers related enterprise services such as firewall management and stress testing, and consulting services, including capacity and migration planning and database optimization consulting. The Company currently provides such services to a diversified customer base consisting of over 500 customers. As of June 30, 1999, the Company owned and managed 1,525 servers, Windows NT and UNIX-based, in its two state-of-the-art data centers, strategically positioned on the East and West coasts of the United States.

         Revenue. The Company's revenues consist primarily of monthly fees from its managed Web site hosting services. Contracts for these services are typically between one and three years in duration. In addition to Web hosting, the Company also offers integrated business solutions, enterprise service and consulting services and believes that it will begin to derive increasing amounts of revenues from the sale of these services in the future.

         Costs and Expenses.  Costs and expenses include:

         .    Cost of operations;

         .    Cost of services;

         .    Selling, general and administrative expenses; and

         .    Depreciation and amortization expense.

         Cost of operation consists primarily of the costs for network connectivity and firewall services. Cost of services consists primarily of facilities administration expenses including rent, maintenance and utilities to support the data centers and of salaries and related benefits for the Company's technical operations. Selling, general and administrative expenses consist of salaries and benefits for marketing, sales, support personnel, advertising costs, consultants' fees, provision for doubtful accounts and other miscellaneous expenses. Depreciation and amortization consist primarily of depreciation of the data center equipment and related assets and amortization of intangible assets.

Plan of Operation

         The Company plans to expand its managed Web hosting business by focusing on large companies which are looking to develop a presence on the Internet, eventually provide e-commerce business solutions to their customers and outsource the management of their Web sites and related operations. Currently, the Company is constructing two additional state-of-the-art data centers on the East and West coasts to substantially expand its existing capacity. The Company believes that the new data centers will place Digex in a better competitive position to successfully provide outsourced solutions of scaleable Web hosting and integrated business solutions. The Company has recently begun to offer integrated business solutions (Web-enabled business applications), enterprise services, such as stress testing, and consulting services, and believes that it will derive increasing amounts of revenue from these services in the future.

Results of Operations

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Statements of Operations of the Company, expressed in percentages of revenue:

                                                        Three Months Ended                      Six Months Ended
                                                             June 30                                June 30
                                               ------------------------------------  --------------------------------------
                                                     1999               1998               1999                1998
                                               ----------------------------------------------------------------------------
Revenues:                                                 100.0%             100.0%             100.0%               100.0%

Costs and expenses:
     Cost of operations                                    21.3               31.4               19.7                 27.6
     Cost of services                                      27.5               33.0               33.7                 31.0
     Selling, general and administrative                  147.8               97.5              121.4                 96.0
     Depreciation and amortization                         44.8               42.7               45.3                 47.0
                                             -----------------------------------------------------------------------------
Total costs and expenses                                  241.4              204.6              220.1                201.6
Loss from operations                                     (141.4)            (104.6)            (120.1)              (101.6)
Interest expense                                           (1.9)                 -               (1.1)                   -
                                             -----------------------------------------------------------------------------
Net loss before income tax benefit                       (143.3)                 -             (121.2)                   -
                                             -----------------------------------------------------------------------------
Income tax benefit                                         38.4                  -               22.0                    -
                                             -----------------------------------------------------------------------------
Net loss                                                 (104.9)            (104.6)             (99.2)              (101.6)
                                             =============================================================================


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Revenue

          Total revenue increased 165.8% to $12.6 million for the second quarter of 1999 compared to $4.8 million for the same period in 1998. The increase in revenue is primarily due to a significant increase in the number of servers per customer and revenue per server, as well as new customer additions as compared to the same period in 1998. The Company's installed base of servers increased 94% from 788 at June 30, 1998 to 1,525 at June 30, 1999. In addition, the Company experienced a 13.6 % increase in customers compared to June 30, 1998.

Costs and Expenses

          Cost of operations increased 80.7% to $2.7 million for the second quarter of 1999 compared to $1.5 million for the second quarter of 1998. The increase was due to additional network costs resulting from the Company's expanded customer base and increase in service offerings since July 1, 1998. As a percentage of revenue, cost of operations decreased to 21.3% for the second quarter of 1999 compared to 31.4% for the same period in 1998 as a result of improved network utilization associated with the revenue improvement discussed above.

          Cost of services increased 122.0% to $3.5 million for the second quarter of 1999 compared to $1.6 million for the same period in 1998. The increase is primarily related to the increased level of operations and the expansion of two new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services decreased to 27.5% for the second quarter of 1999 compared to 33.0% for the same period in 1998 due primarily to economies of scale. The Company expects that cost of services will increase during the remainder of the year as a result of two new data centers becoming operational.

          Selling, general and administrative expenses increased 302.2% to $18.7 million for the second quarter of 1999 compared to $4.6 million for the same period in 1998. The increase is attributable to the cost of hiring additional sales and marketing personnel, the cost associated with the G&A Agreement with Intermedia and a provision for doubtful accounts. During the second quarter of 1999, the Company also added key executive management to support the growth of the business. During the quarter ended June 30, 1998, the web hosting business operated as a division within Intermedia. During the quarter ended June 30, 1999, as part of Digex's growth strategy, the Company began building up its infrastructure to operate as a public company. As a percentage of revenue, total selling, general and administrative expenses increased to 147.8% for the second quarter of 1999 compared to 97.5% for the same period in 1998. The Company's growth strategy will continue to require significant sales and marketing activities, including an expansion of its sales force and further development of brand name recognition. The Company will continue to build its personnel base to support its growth strategy. Finally, in connection with the completion of the initial public offering on August 4, 1999, the Company granted stock options to certain employees at an exercise price below market value. As such, the Company will record approximately $12.2 million of deferred compensation to be expensed over a four-year vesting period commencing in the third quarter of 1999.

          Depreciation and amortization expenses increased 178.8% to $5.7 million for the second quarter of 1999 compared to $2.0 million for the same period in 1998. The increase is related to additional servers installed and other facilities and equipment placed in service since July 1, 1998. The Company expects increases in depreciation charges for the remainder of 1999 due to the continued expansion and construction of the new data centers that are expected to be completed during the second half of 1999.

Interest Expense

          Interest expense of $0.2 million for the second quarter of 1999 resulted from the capital leases assigned by Intermedia to the Company.

Net Loss Before Income Tax Benefit

          Net loss before income tax benefit increased 263.8% to $18.1 million for the second quarter of 1999 compared to $5.0 million for the same period in 1998. As more fully discussed above, the increased loss is attributable to the Company's growth strategy costs in excess of current period revenues.

Income Tax Benefit

          In connection with the Parent's contribution of assets on April 30, 1999, the Company recorded a deferred tax liability of $4.8 million. The deferred tax liability was related to identifiable intangible assets. The taxable losses and non-deductible expenses experienced since the date of the contribution resulted in recognition of deferred tax assets in excess of the deferred tax liability. Accordingly, the Company recorded a $4.8 million deferred tax benefit during the second quarter of 1999.

EBITDA

          EBITDA, as defined below, decreased 314.3% from negative $2.9 million in the second quarter of 1998 to negative $12.2 million for the second quarter of 1999. The decrease is primarily attributable to costs associated with the Company's growth strategy. The Company expects to continue generating negative EBITDA for the remainder of 1999. Costs associated with the administration and maintenance of the new data centers and increased selling, general and administrative costs will continue to represent a large portion of the Company's expenses during its planned expansion. In addition, the Company is experiencing rapid growth in marketing and selling expenses as new customers are acquired.

          EBITDA consists of earnings (net loss) before interest, income taxes, depreciation, and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result EBITDA may not be comparable to similarly titled measures used by other companies. However, the Company believes that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the Web hosting industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditures and working capital requirements.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenue

          Total revenue increased 155.4% to $22.0 million for the six months ended June 30, 1999 compared to $8.6 million for the same period in 1998. The increase in revenue is primarily due to a significant increase in the number of servers per customer and revenue per server, as well as new customer additions as compared to the same period in 1998. The Company's installed based of servers increased 94% from 788 at June 30, 1998 to 1,525 at June 30, 1999. In addition, the Company experienced a 13.6% increase in customers compared to June 30, 1998.

Costs and Expenses

          Cost of operations increased 82.8% to $4.3 million for the six months ended June 30, 1999 compared to $2.4 million for the same period in 1998. The increase was due to additional network costs resulting from the Company's expanded customer base and increase in service offerings since July 1, 1998. In addition, the Company has more servers on line since July 1, 1998. As a percentage of revenue, cost of operations decreased to 19.7% for the six months ended June 30, 1999 compared to 27.6% for the same period in 1998 as a result of improved network utilization associated with the revenue improvement discussed above.

          Cost of services increased 177.9% to $7.4 million for the six months ended June 30, 1999 compared to $2.7 million for the same period in 1998. The Company has incurred increased facilities and engineering costs to support its growth and to support the expansion and construction of two new data centers. As a percentage of revenue, cost of services increased slightly to 33.7% for the six months ended June 30, 1999 compared to 31.0% for the same period in 1998.

          Selling, general and administrative expenses increased 222.9% to $26.7 million for the six months ended June 30, 1999 compared to $8.3 million for the same period in 1998. The increase is attributable to the cost of hiring additional sales and marketing personnel over the same period in 1998, the cost associated with the G&A Agreement with Intermedia and a provision for doubtful accounts. The Company has experienced significant growth since last year, requiring additional back office support costs. As a percentage of revenue, total selling, general and administrative expenses increased to 121.4% for the six months ended June 30, 1999 compared to 96.0% for the same period in 1998 due primarily to the significant administrative requirements to support the Company's growth strategy. The Company's growth strategy will continue to require significant sales and marketing activities, including an expansion of its sales force and further development of brand name recognition. The Company will continue to build its personnel base to support its growth strategy. Finally, in connection with the completion of the initial public offering on August 4, 1999, the Company granted stock options to certain employees at an exercise price below market value. As such, the Company will record approximately $12.2 million of deferred compensation to be expensed over a four-year vesting period commencing in the third quarter of 1999.

          Depreciation and amortization expenses increased 145.8% to $10.0 million for the six months ended June 30, 1999 compared to $4.1 million for the same period in 1998. The increase is related to additional servers installed and other facilities and equipment placed in service since July 1, 1998. The Company expects increases in depreciation charges for the remainder of the year due to the continued expansion and construction of two new data centers that are expected to be completed during the second half of 1999.

Interest Expense

          Interest expense of $0.2 million for the six months ended June 30, 1999 resulted from the capital leases assigned by Intermedia to the Company.

Net Loss Before Income Tax Benefit

          Net loss before income tax benefit increased 204.6% to $26.7 million for the six months ended June 30, 1999 compared to $8.8 million for the same period in 1998. As more fully discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenues.

Income Tax Benefit

          In connection with the Parent's contribution of assets on April 30, 1999, the Company recorded a deferred tax liability, net of deferred tax assets, of $4.8 million. The deferred tax liability was related to certain identifiable intangible assets. The taxable losses and non-deductible expenses experienced since the date of the contribution resulted in recognition of deferred tax assets in excess of the deferred tax liability. Accordingly, the Company recorded a $4.8 million deferred tax benefit during the second quarter of 1999.

EBITDA

          EBITDA, as defined below, decreased 250.2% from negative $4.7 million for the six months ended June 30, 1998 to negative $16.5 million for the six months ended June 30,1999. The decrease is primarily attributable to costs associated with the Company's growth strategy. The Company expects to continue generating negative EBITDA for the remainder of 1999. Costs associated with the administration and maintenance of the new data centers and increased selling, general and administrative costs will continue to represent a large portion of the Company's expenses during its planned expansion. In addition, the Company is experiencing rapid growth in marketing and selling expenses as new customers are acquired.

          EBITDA consists of earnings (net loss) before interest, income taxes, depreciation, and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principals and, as a result, EBITDA may not be comparable to similarly titled measures used by other companies. However, the Company believes that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the Web hosting industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditures and working capital requirements.

Liquidity and Capital Resources


          The Company's growth strategy requires substantial cash to support planned capital expenditures and fund operating expenses. Capital expenditures and operating expenses to date have principally been funded by Intermedia. In addition, the Company expects its trend of operating losses to continue for the next several years to support its growth strategy. On August 4, 1999, the Company sold 11,500,000 shares of Class A Common Stock in an initial public offering. The net proceeds from the offering were approximately $180.0 million and must be used to purchase or construct telecommunications related assets due to restrictions in Intermedia's debt instruments.

          To provide for the funding of the Company's operating expenses, the Company has entered into an agreement with Intermedia pursuant to which Intermedia will purchase from the Company certain telecommunications related assets (at Digex's cost) that are purchased by the Company with the net proceeds of the initial public offering. The proceeds the Company receives from the sale of these assets to Intermedia are considered unrestricted and will be used to fund the Company's operating expenses.

          Capital expenditures for the six months ended June 30, 1999 were approximately $77.3 million. As more fully discussed in the footnotes to the financial statements, the Company was capitalized by Intermedia's contribution of assets and certain liabilities amounting to approximately $115.1 million on April 30, 1999. Additionally, during May and June of 1999, Intermedia contributed additional capital of $32.7 million to Digex, principally by way of contributions of telecommunications assets by Intermedia to Digex. Finally, Intermedia assigned two capital leases for data centers with a value of $17.0 million to the Company in the second quarter of 1999.

          The Company has used cash in its operating and investing activities of $87.3 million and $12.1 million during the six months ended June 30, 1999 and 1998, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating expenses and changes in working capital. Net cash used for investing activities in each of these periods was primarily for data center infrastructure including server installations. These cash usages have been funded by permanent contributions of capital by Intermedia. Such contributions amounted to $87.4 million and $12.1 million during the six months ended June 30, 1999 and 1998, respectively. Although the Company has plans to invest significantly in additional property and equipment over the next twelve months, it has no material commitments for such items other than the completion of two new data centers. The Company expects to continue experiencing negative cash flow from operating and investing activities due to its plans for expansion and growth of the business.

          The Company does not plan to pay dividends on any of its common stock in the foreseeable future. The Company believes that it has sufficient capital to sustain its operations and capital expenditure plans into the second half of 2000. However, the Company may require additional funds to finance its planned capital expenditures during this period and to support its working capital requirements or for other uses. The Company intends to seek funding from external sources to meet its cash needs in the future. There can be no assurance that such funding will be available on terms satisfactory to the Company. Alternatively, Intermedia may be able to advance funds to the Company to meet its requirements, but it has no obligation to do so.

          Intermedia is (and will continue to be) highly leveraged. At June 30, 1999 Intermedia had outstanding approximately $3.0 billion of debt and other liabilities including trade payables, and a total of approximately $889.0 million of obligations with respect to four outstanding series of preferred stock. Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. For the year ended December 31, 1998, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock. In addition, because of the restrictions in Intermedia's debt instruments, Intermedia has only a limited amount of cash that may be used for working capital purposes and to fund operating losses. Consequently, Intermedia may not be able to provide the Company with a source of funds for its working capital or operating expenses in the future.

Impact of Year 2000


          The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. To ensure that its computer systems and applications will function properly beyond 1999, the Company has implemented a Year 2000 program.

Project and State of Readiness


          The Company has developed a five-phase plan that is designed to assess the impact of the Year 2000 issue on its information technology ("IT") and non-information technology ("Non-IT") and remediate as necessary the non-compliant components. This table represents management's best estimates with respect to the mission-critical and non-mission-critical systems as outlined below. The percentages indicate management's best estimate of completion as of June 30, 1999.

          _________________________________________________________________________________________________________
                      Phase Completion                  IT            Completion         Non-IT         Completion
          ---------------------------------------------------------------------------------------------------------
          I.          Preliminary Activity             100%             12/31/97          100%            12/31/97
          ---------------------------------------------------------------------------------------------------------
          II.         Problem Determination            100%              9/30/98          100%             3/31/99
          ---------------------------------------------------------------------------------------------------------
          III.        Plan Complete & Resources        100%               6/1/99          100%              6/1/99
                      Committed
          ---------------------------------------------------------------------------------------------------------
          IV.         Operational Sustainability        50%              9/30/99           50%            10/31/99
          ---------------------------------------------------------------------------------------------------------
          V.          Fully Compliant                   50%              9/30/99           50%            11/30/99
          ---------------------------------------------------------------------------------------------------------

          Due to the fact that it is not always necessary to complete one phase prior to beginning the next, some projects within a given phase have been started, while there may be outstanding tasks associated with prior phases. Priority is always placed on mission critical systems.

          Phase I  Preliminary Activity

          This is a phase of awareness and education. The outcome of this phase was the Company's understanding of the criticality, risks, size and scope of its Year 2000 problem.

          Phase II  Problem Determination

          In this phase the Company performed an inventory and assessment to determine which portions of its hardware and software would have to be replaced or modified in order for its office equipment and information management systems to function properly after December 31, 1999. Such determinations were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems utilized by the Company. However, there can be no assurances that any vendor representations received by the Company were accurate or complete. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. As of June 30, 1999, Phase II of the plan was 100% complete with respect to both IT and Non-IT. However, there can be no assurances that mission-critical equipment has not been overlooked.

          Phase III  Plan Complete & Resources Committed

          During Phase III, the Company designed a plan to make the necessary modifications to and/or replace the impacted software and hardware and committed the resources towards the execution of such a plan. While the Company believes it has substantially completed developing its plan for achieving Year 2000 compliance, the discovery of additional IT or Non-IT systems requiring remediation could adversely impact the current plan and the resources required to implement the plan.

          Phase IV  Operational Sustainability

          The Company is actively engaged in Phase IV, utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. Although the Company intends to conduct tests to ensure its equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. There can be no assurance that the Company has identified all mission-critical IT or Non-IT systems. The Company will likely not test all of its equipment and will rely upon vendor representations, if received, where tests are not conducted. There can be no assurance that any vendor representation will be accurate or complete. As of June 30, 1999, Phase IV of the plan was 50% complete for IT and Non-IT. The Company expects to complete Phase IV for its IT by September 30, 1999 and its Non-IT by October 31, 1999.

          Phase V Fully Compliant

     The Company plans to be fully compliant on mission-critical components no later than November 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work will be completed by the third quarter of 1999, there are elements that will not be completed (Phase V) until the fourth quarter of 1999 primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of June 30, 1999, the Company estimates that its remediation efforts are approximately 50% complete for IT and Non-IT.

          The Company believes that it has allocated adequate resources for this purpose and expects Phase V to be successfully completed on a timely basis. However, there can be no assurance that it will successfully implement all of the necessary upgrades or replacements in a timely manner. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems or have any significant adverse impact on the Company's customers or business units. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

          Costs

          The Company has tracked Year 2000 costs on an enterprise-wide basis, segregating its internal and external costs and hardware and software costs. The internal costs are comprised of employee hours, and external costs are comprised of outside consultant costs.

          The cost estimates presented below do not include system upgrades that would otherwise result as part of the Company's capital expenditure program. The estimated costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.

          A summary of historical and estimated costs for the Year 2000 project are listed below (in millions):

                                                              External                 Internal
                                                              -------------------------------------------
             Historical through June 30, 1999                 $0.4                     $0.2
             Estimated for remainder of 1999                   2.0                      1.1
                                                              -------------------------------------------
               Total                                          $2.4                     $1.3

                                                              Software/Hardware
                                                              ---------------------
             Historical through June 30, 1999                 $0.5
             Estimated for remainder of 1999                   0.5
                                                              ---------------------
               Total                                          $1.0


Risks and Contingency Plan

          While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The Company is currently seeking assurance from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently reviewing data provided by the Telco Year 2000 Forum to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. The Telco Year 2000 Forum was formed by some of the largest U.S. telecommunications companies to pool and share testing resources for common network components and to perform network interoperability testing. Importantly, the Company is relying on Intermedia's Year 2000 compliance efforts to ensure that its connectivity with Intermedia is available after December 31, 1999. Notwithstanding these measures there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks and the

Internet worldwide, the Company's ability to provide service to its customers is dependent in large part on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

          The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and business partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

          In a recent Commission release regarding Year 2000 disclosure, the Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

          If the Company cannot operate effectively after December 31, 1999, the Company could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material. Although the U.S. House of Representatives has passed legislation to limit punitive damages in lawsuits related to Year 2000 problems, the Company cannot predict whether such legislation will ultimately be enacted or whether it would afford the Company and meaningful protection from any potential lawsuits.

          In addition, some customers have an option to terminate their agreements with the Company if its facilities are not Year 2000 compliant by July 1, 1999. Even though the Company was not Year 2000 compliant on July 1, 1999, thus far no customers have terminated their contracts for this reason, and the Company does not believe that any significant number of customers will exercise their option to terminate their agreements. However, if most of the customers who have the option to terminate were to exercise that option, the Company's revenues could decline. Additionally, the Company cannot evaluate its customer's Year 2000 readiness. The Company believes it is not responsible for the Year 2000 compliance of its customer's Web sites and the Company will notify the customers in writing of this fact to urge them to ensure that their sites are Year 2000 compliant. Some customers sites may fail due to Year 2000 issues and, while the Company believes that the failure of any one customer's site will not affect other customer's sites or the Company's network, the Company cannot guarantee that this will be case. Also, to the extent that a customer's site is not functioning correctly and it is not possible to determine that the malfunctioning is caused by the customer's software, the customer may request service credits or the Company might otherwise have a difficult time realizing the expected revenue from such a customer.

          The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. Intermedia's Year 2000 Executive Steering Committee convened in first quarter 1999 and has met regularly throughout the year. This committee includes members of Intermedia's management team and the Company's President, Sales and Service Delivery Group, Nancy Faigen. The committee is working to oversee and allocate additional resources, if required, for the final plans for Year 2000 readiness. Having identified its mission-critical systems and those of its suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans that will be implemented in the event any such systems are not Year 2000 compliant in a timely manner. Business continuity plans are under development by the Company and will be ready for implementation by the fourth quarter of 1999.

Information Regarding Forward-Looking Statements

          The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Amendment No. 4 to Form S-1 of the Company as filed with the Commission on July 29, 1999.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

          No changes.



PART  II. OTHER INFORMATION

ITEM  1.  Legal Proceedings

          The Company does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on it.

ITEM  2.  Changes in Securities and Use of Proceeds

          (d)
          On April 30, 1999, Intermedia contributed approximately $115.1 million of assets and certain liabilities to the Company in exchange for 50,000,000 shares of Class B Common Stock of the Company. On July 29, 1999, Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-77105) (the "Registration Statement") was declared effective by the Commission. Digex commenced an initial public offering of its shares of Class A Common Stock (the "Offering") on July 30, 1999 and consummated the Offering on August 4, 1999. The managing underwriters of the Offering were Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette, CIBC World Markets and Legg Mason Wood Walker, Incorporated. Pursuant to the Registration Statement, the Company registered and sold in the Offering 11,500,000 shares of its Class A Common Stock, $.01 par value. The gross proceeds to the Company from the sale of the shares of the Class A Common Stock registered under the Registration Statement was $195.5 million. The expenses incurred by the Company in connection with the issuance and distribution of the Class A Common Stock are estimated to be $15.5 million, which includes $13.7 million of indirect payments of underwriting discounts and commissions and $1.8 million of direct payments of other issuance and distribution expenses, as disclosed in Part II of the Registration Statement. The net proceeds of the Offering are estimated to be $180.0. At June 30, 1999, the end of the period covered by this report, no proceeds from the Offering were received or used by the Company.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On April 26, 1999, Intermedia, as the then ultimate sole stockholder of the Company, approved the execution of an agreement whereby the Parent would transfer certain of its assets to the Company, and the Company would issue 50,000,000 shares of its Class B Common Stock to the Parent and assume certain liabilities of the Parent.

ITEM 5.   Other Information

          None.




ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits



Number    Exhibit
------    -------

 3.1      Certificate of Incorporation of Digex, as amended.

 3.2 Bylaws of Digex. Incorporated herein by reference to Digex's registration statement on Form S-1 (File No. 333-
          77105) filed with the Commission on April 27, 1999.

 27.1     Financial Data Schedule (For SEC Use Only)



     (b) Reports on Form 8-K

     None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 1999


                                               DIGEX, INCORPORATED
                                               (Registrant)

                                               /s/ Bradley E. Sparks
                                               ---------------------------


                                               Bradley E. Sparks
                                               Chief Financial Officer