Form 10-Q
period 1999-09-30
DIGEX INC/DE
filed 1999-11-15
CIK 1085098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q





(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  to


                        Commission File Number: 000-26873


                               DIGEX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                                  59-3582217
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

                                 One Digex Plaza
                              Beltsville, MD 20705
                    (Address of principal executive offices)

                                 (240) 264-2000
                                Telephone Number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]


As of November 5, 1999, there were 11,500,000 and 50,000,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                               DIGEX, INCORPORATED

                                      INDEX



                                                                                                                         Page
                                                                                                                          No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited):

              Condensed Statements of Operations--Three and nine months ended September 30, 1999 and 1998..............   3
              Condensed Balance Sheets--September 30, 1999 and December 31, 1998.......................................   4
              Condensed Statements of Cash Flows--Nine months ended September 30, 1999 and 1998........................   5
              Notes to Condensed Financial Statements..................................................................   6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................................................   9

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................  18

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings........................................................................................  18

ITEM 2.       Changes in Securities and Use of Proceeds................................................................  18

ITEM 3.       Defaults Upon Senior Securities..........................................................................  18

ITEM 4.       Submission of Matters to a Vote of Security Holders......................................................  19

ITEM 5.       Other Information........................................................................................  19

ITEM 6.       Exhibits and Reports on Form 8-K.........................................................................  19

SIGNATURES    .........................................................................................................  20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               DIGEX, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (In thousands, except share and per share information)


                                                         Three Months Ended                             Nine Months Ended
                                              ----------------------------------------  -----------------------------------------
                                              September 30, 1999   September 30, 1998     September 30, 1999  September 30, 1998
                                              -------------------  -------------------  --------------------- -------------------
Revenues                                           $ 16,111               $ 6,242             $ 38,132              $ 14,863
Costs and expenses:
     Cost of operations                               2,698                 1,741                7,044                 4,119
     Cost of services                                 6,331                 1,738               13,761                 4,412
     Selling, general and administrative             20,628                 4,306               47,355                12,582
     Depreciation and amortization                    8,146                 2,027               18,112                 6,081
                                              --------------         -------------            ---------            ----------
Total costs and expenses                             37,803                 9,812               86,272                27,194
                                              --------------         -------------            ---------            ----------
Loss from operations                                (21,692)               (3,570)             (48,140)              (12,331)
Other income (expense)
     Interest expense                                  (373)                    -                 (612)                    -
     Interest and other income                        1,293                     -                1,293                     -
                                              --------------         -------------            ---------            ----------
Net loss before income tax benefit                  (20,772)               (3,570)             (47,459)              (12,331)
Income tax benefit                                        -                     -                4,839                     -
                                              --------------         -------------            ---------            ----------
Net loss                                          $ (20,772)             $ (3,570)           $ (42,620)            $ (12,331)
                                              ==============         =============            =========            ==========

Net loss per common share - basic and diluted       $ (0.36)              $ (0.07)             $ (0.81)              $ (0.25)
                                              ==============         =============            =========            ==========

Shares used in computing basic and diluted
     net loss per share                          57,250,000            50,000,000           52,443,223            50,000,000
                                              ==============         =============            =========            ==========


                             See accompanying notes.

                               DIGEX, INCORPORATED

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except share information)


                                                                                      September 30, 1999   December 31, 1998
                                                                                      ------------------  -------------------
Assets
Current assets:
    Cash and cash equivalents                                                               $ 132,844                $ -
    Accounts receivable, less allowance for
       doubtful accounts of $4,461 in 1999 and $719 in 1998                                    14,325              6,127
    Prepaid expenses and other current assets                                                   1,229                890
                                                                                      ----------------    ---------------
    Total current assets                                                                      148,398              7,017
    Property and equipment, net                                                               165,055             39,059
    Intangible assets, net                                                                     28,211             31,204
    Other assets                                                                                  478                459
                                                                                      ----------------    ---------------
    Total assets                                                                            $ 342,142           $ 77,739
                                                                                      ================    ===============

Liabilities and Stockholders'/Owner's Equity
Current liabilities:
    Accounts payable                                                                          $ 4,827            $ 3,341
    Accrued expenses                                                                            3,401                843
    Deferred revenue                                                                                -                621
    Due to Parent                                                                                 947                  -
    Current portion of note payable                                                             1,235                  -
    Current portion of capital lease obligations                                                  966                981
                                                                                      ----------------    ---------------
    Total current liabilities                                                                  11,376              5,786
    Note payable                                                                                2,477                  -
    Capital lease obligations                                                                  15,753              1,108
                                                                                      ----------------    ---------------
    Total liabilities                                                                          29,606              6,894
Stockholders'/owner's equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued                  -                  -
    Class A common stock, $.01 par value; 100,000,000 shares
      authorized; 11,500,000 shares issued and outstanding                                        115                  -
    Class B common stock, $.01 par value; 50,000,000 shares
        authorized, issued and outstanding                                                        500                  -
    Additional paid-in capital                                                                354,011                  -
    Accumulated deficit                                                                       (30,389)                 -
    Deferred compensation                                                                     (11,701)                 -
    Owner's net investment                                                                          -             70,845
                                                                                      ----------------    ---------------
    Total stockholders'/owner's equity                                                        312,536             70,845
                                                                                      ----------------    ---------------
    Total liabilities and stockholders'/owner's equity                                      $ 342,142           $ 77,739
                                                                                      ================    ===============

                             See accompanying notes.

                               DIGEX, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                            -------------------------------------------------------
                                                                             September 30, 1999               September 30, 1998
                                                                            ----------------------           ----------------------
Operating activities
     Net loss                                                                     $ (42,620)                       $ (12,331)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                               18,112                            6,081
         Deferred income taxes                                                       (4,839)                               -
         Provision for doubtful accounts                                              3,918                              823
         Amortization of deferred compensation                                          509                                -
         Loss on sale of telecommunications equipment                                    94                                -
         Changes in operating assets and liabilities:
               Accounts receivable                                                  (12,115)                          (2,650)
               Prepaid expenses and other current assets                               (340)                            (163)
               Other assets                                                             (19)                               -
               Accounts payable, accrued expenses and deferred revenue                8,228                              787
               Due to Parent                                                            947                                -
                                                                                  ----------                      -----------
               Net cash used in operating activities                                (28,125)                          (7,453)

Investing activities
     Purchase of telecommunications equipment                                      (119,426)                         (18,352)

Financing activities
     Proceeds from issuance of common stock, net of issuance costs                  179,244                                -
     Principal payments on long-term debt and capital lease obligations              (1,273)                               -
     Net contributions from Parent                                                  102,424                           25,805
                                                                                  ----------                      -----------
               Net cash provided by financing activities                            280,395                           25,805


Cash at beginning of period                                                               -                                -
                                                                                  ----------                      -----------

Cash at end of period                                                             $ 132,844                              $ -
                                                                                  ==========                      ===========

Supplemental disclosures of cash flow information
Assets purchased under capital lease obligations                                   $ 17,111                            $ 658
Asset purchased by issuance of note payable                                           4,672                                -
Interest paid                                                                           528                                -

                             See accompanying notes.

                               DIGEX, INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  1.  Organization

         Digex, Incorporated ("Digex" or the "Company") was incorporated on April 26, 1999, under the laws of the State of Delaware. The Company is a majority-owned subsidiary of Intermedia Communications Inc. ("Intermedia" or "the Parent"). Prior to its incorporation, the Company's business was operated as the managed Web site and application hosting unit of Intermedia. Pursuant to its Certificate of Incorporation, as amended on August 3, 1999, the Company is authorized to issue up to 100,000,000 shares of Class A Common Stock, $.01 par value, 50,000,000 shares of Class B Common Stock, $.01 par value and 5,000,000 shares of preferred stock, $.01 par value. The Class A Common Stock is entitled to one vote for each share, and the Class B Common Stock is entitled to ten votes for each share. As discussed more completely in Note 2, the Parent contributed assets and certain liabilities to the Company in exchange for 50,000,000 shares of Class B Common Stock

         On August 4, 1999, the Company sold 11,500,000 shares of its Class A Common Stock in an initial public offering (also referred to as the "Offering"). The shares sold represent approximately 18.7% of the aggregate number of shares of Class A and Class B Common Stock outstanding. The Parent retains a 97.8% voting interest in the Company. The net proceeds from the Offering were approximately $179.2 million and can be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

Note  2.  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily an indication of the results that may be expected for the year ended December 31, 1999. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in Amendment No. 4 to the Form S-1 of the Company, as filed with the Securities and Exchange Commission (the "Commission") on July 29, 1999.

            The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the managed Web site and application hosting unit of Intermedia. The Company's accumulated deficit of $30.4 million arose after April 30, 1999. Accumulated losses and capital contributions from the Parent were included in owner's net investment prior to April 30, 1999 and were transferred to additional paid-in capital upon the capitalization of the Company. The Parent contributed approximately $115.1 million in assets and certain liabilities on April 30, 1999. The Parent also contributed additional capital of $48.1 million to the Company beginning May 1 through the date of the Offering, principally by way of contributions of telecommunications assets. These contributions were accounted for at the Parent's underlying book values on the date of contribution.

      The following table reflects the combined assets and liabilities contributed to the Company through the Offering date, August 4, 1999 (in millions):

                                                   Amount
                                                -----------
     Current assets                                $ 10.3
     Property and equipment                         118.1
     Intangibles and other assets                    31.0
     Liabilities                                     (4.8)
     Operating expenses                               8.6
                                                -----------
     Total capital contribution                    $163.2
                                                ===========

                               DIGEX, INCORPORATED

                                   (Unaudited)

Note 3.  Earnings Per Share

         On April 30, 1999, the Company issued 1,000 shares of Class B Common Stock to the Parent in connection with the contribution of assets to the Company. On July 23, 1999, the Board of Directors authorized a 50,000-for-one split of the Class B Common Stock, effective as of August 4, 1999 and paid in the form of a stock dividend, for shares outstanding as of July 8, 1999. The basic and diluted net loss per common share were calculated assuming that the stock split was effective for all periods presented. All share information presented in this report gives effect to the stock split.

         The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

                                                    Three Months Ended                 Nine Months Ended
                                                        September 30,                    September 30,
                                              -----------------------------   ------------------------------
                                                    1999           1998              1999          1998
                                                    ----           ----              ----          ----
Numerator for basic and diluted loss per
  share - net loss                            $    (20,772)   $     (3,570)   $    (42,620)   $    (12,331)
 Denominator for basic and diluted loss per
  share  - weighted-average shares              57,250,000      50,000,000      52,443,223      50,000,000
                                               ===========      ==========      ==========      ==========
Net loss per share of common stock -
   - basic and diluted                        $       (.36)   $       (.07)   $       (.81)   $       (.25)
                                               ===========      ==========      ==========      ==========

         Unexercised options to purchase 5,477,750 shares of Class A Common Stock as of September 30, 1999 were not included in the computations of diluted loss per share because assumed exercise/conversion would be anti-dilutive.

         As of September 30, 1999, unexercised options to purchase 1,036,900 shares of Class A Common Stock (included in the total number above) were granted by the Company to employees of the Parent. The Financial Accounting Standards Board recently issued an Exposure Draft, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, that addresses the accounting for such option grants. The final interpretation of APB Opinion No. 25 has not been issued, and, therefore, the Company is unable to discuss the potential impact relative to these stock option grants.

Note 4.  Commitment and Contingencies

         During the second quarter of 1999, Intermedia assigned two capital leases to the Company for property related to the Company's data centers. The costs associated with the leased property were previously accounted for as an allocation of costs in the carved-out financial statements. Future noncancelable lease payments at September 30, 1999 are as follows (in millions):

               Three months ended December 31, 1999                   $    0.6
               Twelve months ended December 31:
               2000                                                        2.4
               2001                                                        2.5
               2002                                                        2.6
               2003                                                        2.6
               2004                                                        2.7
               Thereafter                                                 11.6
                                                                      ---------
                                                                          25.0
               Less amount representing interest                         ( 8.3)
                                                                      ---------
               Present value of future minimum lease payments         $   16.7
                                                                      =========

                               DIGEX, INCORPORATED

                                   (Unaudited)

Note 5. Deferred Compensation

         In connection with the completion of the Offering, the Company granted 1,017,500 stock options to certain employees of the Company at an exercise price below market value. The Company recorded approximately $12.2 million of deferred compensation, a separate component of stockholders' equity, to be expensed over a four-year vesting period commencing on the date of the Offering. Approximately $0.5 million of the deferred compensation was amortized during the third quarter of 1999 and was recorded as selling, general and administrative expenses.

Note 6. Income Tax Benefit

         In connection with the Parent's contribution of assets on April 30, 1999, the Company recorded a deferred tax liability of $4.8 million. The deferred tax liability was related to identifiable intangible assets. Since the date of the contribution, the Company experienced taxable losses and non-deductible expenses that resulted in recognition of deferred tax assets in excess of the deferred tax liability. Accordingly, the Company recorded a $4.8 million deferred tax benefit during the second quarter of 1999.

Note  7.  Related Party Agreements

         On April 30, 1999, the Company entered into a General and Administrative Services Agreement (the "G&A Agreement") with Intermedia. Under the terms of the G&A Agreement, Intermedia provides the Company with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, and information management services. The initial term of the agreement is two years, and the charge for these services was $4.5 million and $10.5 million for the three and nine months ended September 30, 1999, respectively.

         The Company also entered into four two-year Network Services Agreements with the Parent. Under the terms of these agreements, the Parent provides the Company with East and West coast Internet transit, Internet access and managed firewall services. The charges for these services amounted to $2.6 million and $5.3 million for the three and nine months ended September 30, 1999, respectively. Refer to the "Certain Relationships and Related Transactions" section of the Amendment No. 4 to the Form S-1 of the Company as filed with the Commission on July 29, 1999 for further discussion on these agreements.

         The Company entered into an agreement with the Parent to sell to the Parent certain telecommunications related assets that are purchased by the Company with the net proceeds of the Offering. The assets are sold to the Parent at the Company's cost. The proceeds from the sale of telecommunications related assets to the Parent were approximately $19.5 million during the three and nine months ended September 30, 1999. These proceeds are considered unrestricted and are used to fund the Company's operating expenses.

         As of September 30, 1999, unexercised options to purchase 230,000 shares of its Class A Common Stock were granted by the Company to members of its Board of Directors.

         As discussed in Notes 2, 3 and 4, certain other transactions between the Company and the Parent occurred during the three and nine months ended September 30, 1999.

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

Overview
         Digex is a leading provider of managed Web site and application hosting services to businesses and organizations operating mission-critical, multi-functional Web sites and Web-based applications. The Company provides the computer hardware, software, network technology, and systems management necessary to provide its customers with comprehensive, managed Web site hosting and application outsourcing solutions. The Company also offers related enterprise services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization consulting. As of September 30, 1999, the Company managed 1,993 servers, Windows NT and UNIX-based, in its state-of-the-art data centers, strategically positioned on the East and West coasts of the United States.

         Revenue. The Company's revenues consist primarily of monthly fees from its managed Web site and application hosting services. Contracts for these services are typically between one and three years in duration. In addition to Web hosting, the Company also offers integrated business solutions, enterprise services and consulting services and believes that it will begin to derive increasing amounts of revenues from the sale of these services in the future.

         Costs and Expenses.  Costs and expenses include:
         o        Cost of operations;
         o        Cost of services;
         o        Selling, general and administrative expenses; and
         o        Depreciation and amortization expense.

         Cost of operations consists primarily of the costs for network connectivity and firewall services. Cost of services consists primarily of facilities administration expenses including rent, maintenance and utilities to support the data centers and salaries and related benefits for the Company's technical operations. Selling, general and administrative expenses consist of salaries and benefits for marketing, sales, support personnel, advertising costs, consultants' fees, provision for doubtful accounts and other miscellaneous expenses. Depreciation and amortization expenses consist primarily of depreciation of the data centers, servers and related equipment and amortization of the Company's intangible assets.

Plan of Operation
            The Company plans to expand its Web hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and related operations. The Company has substantially completed the construction of two additional state-of-the-art data centers on the East and West coasts, significantly expanding its existing capacity. The Company anticipates that these new data centers, when operating at full capacity, will support servers generating approximately $500 million in annualized revenue. In addition, the Company believes that the new data centers will place Digex in a stronger competitive position to successfully provide outsourced solutions of scaleable Web hosting and integrated business solutions. The new data centers are expected to be fully operational during the fourth quarter of 1999. The Company recently began to offer integrated business solutions (Web-enabled business applications), enterprise services such as stress testing and consulting services and believes that it will derive increasing amounts of revenue from these services in the future.

Results of Operations
         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Statements of Operations of the Company, expressed in percentages of revenue:


                                                        Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                  -------------------------------- ----------------------------------
                                                       1999             1998            1999              1998
                                                  ---------------- --------------- ---------------- -----------------
Revenues:                                                   100.0 %         100.0 %          100.0 %           100.0 %

Costs and expenses:
     Cost of operations                                      16.7            27.9             18.4              27.7
     Cost of services                                        39.3            27.8             36.1              29.7
     Selling, general and administrative                    128.0            69.0            124.2              84.7
     Depreciation and amortization                           50.6            32.5             47.5              40.9
                                                  ---------------- --------------- ---------------- -----------------
Total costs and expenses                                    234.6           157.2            226.2             183.0
                                                  ---------------- --------------- ---------------- -----------------
Loss from operations                                       (134.6)          (57.2)          (126.2)            (83.0)
Other income (expense):
     Interest expense                                        (2.3)               -            (1.6)                -
     Interest and other income                                8.0               -              3.3                 -
                                                  ---------------- --------------- ---------------- -----------------
Net loss before income tax benefit                         (128.9)          (57.2)          (124.5)            (83.0)
Income tax benefit                                              -               -             12.7                 -
                                                  ---------------- --------------- ---------------- -----------------
Net loss                                                   (128.9)%         (57.2)%         (111.8)%           (83.0)%
                                                  ================ =============== ================ =================


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Revenue
         Total revenue increased 158.1% to $16.1 million for the third quarter of 1999 compared to $6.2 million for the same period in 1998. The increase in revenue is due to new customer growth and to a significant increase in the number of servers per customer and revenue per server. The Company's installed base of servers increased 115.7% to 1,993 at the end of the third quarter of 1999 from 924 at the end of the third quarter of 1998.

Costs and Expenses

         Cost of operations increased 55.0% to $2.7 million for the third quarter of 1999 compared to $1.7 million for the same period in 1998. The increase is due to additional network costs resulting from the Company's expanded customer base and increase in service offerings since October 1, 1998. As a percentage of revenue, cost of operations decreased to 16.7% for the third quarter of 1999 compared to 27.9% for the same period in 1998 as a result of improved network utilization associated with the revenue improvement discussed above.

         Cost of services increased 264.3% to $6.3 million for the third quarter of 1999 compared to $1.7 million for the same period in 1998. The increase is primarily related to the increased level of operations and the expansion of two new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 39.3% for the third quarter of 1999 compared to 27.8% for the same period in 1998. The Company expects that cost of services will increase during the remainder of the year as a result of having two new operational data centers.

         Selling, general and administrative expenses increased 379.1% to $20.6 million for the third quarter of 1999 compared to $4.3 million for the same period in 1998. During the quarter ended September 30, 1998, the managed Web site and application hosting business operated as part of a wholly owned subsidiary of Intermedia. During the quarter ended September 30, 1999, as part of Digex's growth strategy, the Company continued building up its infrastructure to operate as a separate public company. As a percentage of revenue, total selling, general and administrative expenses increased to 128.0% for the third quarter of 1999 compared to 69.0% for the same period in 1998. Increases in selling, general and administrative expenses for the third quarter of 1999 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. Finally, in connection with completion of the Offering on August 4, 1999, the Company also granted stock options to certain employees at an exercise price below market value. As such, the Company recorded approximately $12.2 million of deferred compensation in the third quarter of 1999 to be expensed over a four-year vesting period. During the third quarter of 1999, approximately $0.5 million of stock compensation expense was recognized. The Company expects that its growth strategy will continue to require significant sales and marketing activities, including an expansion of its sales force and further development of brand name recognition. In addition, the Company will continue to build its personnel base to support its growth strategy in the managed Web site and application hosting industry. As a result, the Company believes that its selling, general and administrative expenses will continue to increase in the future.

         Depreciation and amortization expenses increased 301.9% to $8.1 million for the third quarter of 1999 compared to $2.0 million for the same period in 1998. The increase is related to additional servers and other facilities and equipment placed in service since October 1, 1998. The Company expects increases in depreciation charges for the remainder of 1999 due to the continued expansion and construction of the new data centers that are expected to be fully operational during the fourth quarter of 1999 and due to future increased server installations.

Interest Expense

         Interest expense of $0.4 million for the third quarter of 1999 resulted from the capital leases assigned by Intermedia to the Company during the second quarter of 1999 and a note payable issued by the Company during the third quarter of 1999.

Interest and Other Income
         Interest and other income of $1.3 million resulted principally from interest earned by the Company on the cash proceeds from the Offering completed in August 1999.

Net Loss

         Net loss increased 481.8% to $20.8 million for the third quarter of 1999 compared to $3.6 million for the same period in 1998. As more fully discussed above, the increased loss is attributable to the Company's growth strategy costs in excess of current period revenues.

EBITDA

         EBITDA, as defined below, decreased 777.9% to negative $13.5 million in the third quarter of 1999 compared to negative $1.5 million for the same period in 1998. The decrease is primarily attributable to costs associated with the Company's growth strategy. The Company expects to generate negative EBITDA in the fourth quarter of 1999. Costs associated with the administration and maintenance of the new data centers and increased selling, general and administrative costs will continue to represent a large portion of the Company's expenses during its planned expansion. In addition, the Company expects to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

         EBITDA consists of earnings (net loss) before interest expense, interest and other income, income taxes, depreciation, and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, EBITDA may not be comparable to similarly titled measures used by other companies. However, the Company believes that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the managed Web site and application hosting industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditures and working capital requirements.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenue
         Total revenue increased 156.6% to $38.1 million for the nine months ended September 30, 1999 compared to $14.9 million for the same period in 1998. The increase in revenue is due to new customer growth and to a significant increase in the number of servers per customer and revenue per server. The Company's installed based of servers increased 115.7% from 924 at September 30, 1998 to 1,993 at September 30, 1999.

Costs and Expenses

         Cost of operations increased 71.0% to $7.0 million for the nine months ended September 30, 1999 compared to $4.1 million for the same period in 1998. The increase is due to additional network costs resulting from the Company's expanded customer base and increase in service offerings since October 1, 1998. In addition, the Company has more servers on line since October 1, 1998. As a percentage of revenue, cost of operations decreased to 18.5% for the nine months ended September 30, 1999 compared to 27.7% for the same period in 1998 as a result of improved network utilization associated with the revenue improvement discussed above.

         Cost of services increased 211.9% to $13.8 million for the nine months ended September 30, 1999 compared to $4.4 million for the same period in 1998. The Company has incurred increased facilities and engineering costs to support its growth and to support the expansion and construction of two new data centers. As a percentage of revenue, cost of services increased to 36.1% for the nine months ended September 30, 1999 compared to 29.7% for the same period in 1998.

         Selling, general and administrative expenses increased 276.4% to $47.4 million for the nine months ended September 30, 1999 compared to $12.6 million for the same period in 1998. During the nine months ended September 30, 1998, the managed Web site and application hosting business operated as part of a wholly owned subsidiary of Intermedia. During 1999, as part of Digex's growth strategy, the Company continued building up its infrastructure to operate as a separate public company. As a percentage of revenue, total selling, general and administrative expenses increased to 124.2% for the nine months ended September 30, 1999 compared to 84.7% for the same period in 1998 due primarily to the significant administrative requirements to support the Company's growth strategy. Increases in selling, general and administrative expenses for 1999 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement with Intermedia), an increased provision for doubtful accounts receivable, and the addition of key executive management to support the growth of the business. In connection with completion of the Offering on August 4, 1999, the Company also granted stock options to certain employees at an exercise price below market value. As such, the Company recorded approximately $12.2 million of deferred compensation in the third quarter of 1999 to be expensed over a four-year vesting period. During the third quarter of 1999, approximately $0.5 million of stock compensation expense was recognized. The Company expects that its growth strategy will continue to require significant sales and marketing activities, including an expansion of its sales force and further development of brand name recognition. In addition, the Company will continue to build its personnel base to support its growth strategy in the managed Web site and application hosting industry. As a result, the Company believes that its selling, general and administrative expenses will continue to increase in the future.

         Depreciation and amortization expenses increased 197.8% to $18.1 million for the nine months ended September 30, 1999 compared to $6.1 million for the same period in 1998. The increase is related to additional servers and other facilities and equipment placed in service since October 1, 1998. The Company expects increases in depreciation charges for the remainder of the year due to the continued expansion and construction of two new data centers that are expected to be fully operational during the fourth quarter of 1999 and due to future increased server installations.

Interest Expense

         Interest expense of $0.6 million for the nine months ended September 30, 1999 resulted from the capital leases assigned by Intermedia to the Company during the second quarter of 1999 and a note payable issued by the Company during the third quarter of 1999.

Interest and Other Income

         Interest and other income of $1.3 million resulted principally from interest earned by the Company on the cash proceeds from the Offering completed in August 1999.

Net Loss Before Income Tax Benefit

         Net loss before income tax benefit increased 284.9% to $47.5 million for the nine months ended September 30, 1999 compared to $12.3 million for the same period in 1998. As more fully discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenues.

Income Tax Benefit

         In connection with the Parent's contribution of assets on April 30, 1999, the Company recorded a deferred tax liability, net of deferred tax assets, of $4.8 million. The deferred tax liability was related to certain identifiable intangible assets. Since the date of the contribution, the Company experienced taxable losses and non-deductible expenses that resulted in recognition of deferred tax assets in excess of the deferred tax liability. Accordingly, the Company recorded a $4.8 million deferred tax benefit during the second quarter of 1999.

EBITDA

         EBITDA, as defined below, decreased 380.4% to negative $30.0 million for the nine months ended September 30, 1999 compared to negative $6.3 million for the same period in 1998. The decrease is primarily attributable to costs associated with the Company's growth strategy. The Company expects to generate negative EBITDA for year ended December 31, 1999. Costs associated with the administration and maintenance of the new data centers and increased selling, general and administrative costs will continue to represent a large portion of the Company's expenses during its planned expansion. In addition, the Company expects to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

         EBITDA consists of earnings (net loss) before interest expense, interest and other income, income taxes, depreciation, and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing the results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principals and, as a result, EBITDA may not be comparable to similarly titled measures used by other companies. However, the Company believes that EBITDA is relevant and useful information that is often reported and widely used by analysts, investors and other interested parties in the managed Web site and application hosting industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditures and working capital requirements.

Liquidity and Capital Resources

         The Company anticipates that its growth strategy will continue to require substantial cash to support planned capital expenditures and fund operating expenses. As a result, the Company expects its trend of operating losses to continue for the next several years to support its growth strategy.

          Prior to the date of the Offering, the Company's capital expenditures and operating expenses were principally funded by Intermedia. On August 4, 1999, the Company sold 11,500,000 shares of Class A Common Stock in an initial public offering.

The net proceeds from the offering were approximately $179.2 million, however, such funds must be used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of the Company's operating expenses, the Company entered into an agreement with the Parent to sell to the Parent certain telecommunications related assets that are purchased by the Company with the net proceeds of the Offering. The assets are sold to the Parent for cash at the Company's cost. Since the offering date, the Company has received approximately $19.5 million from the Parent related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund the Company's operating expenses during the period.

         Cash payments for capital assets for the nine months ended September 30, 1999 were approximately $119.4 million. As more fully discussed in the footnotes to the financial statements, the Company was capitalized by Intermedia's contribution of assets and certain liabilities amounting to approximately $115.1 million on April 30, 1999. Additionally, beginning May 1, 1999 and through the date of the Offering, Intermedia contributed additional capital of $48.1 million to the Company, principally by way of contributions of telecommunications assets by Intermedia to the Company. Finally, Intermedia assigned two capital leases for data centers with a value of $17.1 million to the Company in the second quarter of 1999.

           The Company used cash in its operating and investing activities of $147.6 million and $25.8 million during the nine months ended September 30, 1999 and 1998, respectively. Net cash used for operating activities in each of these periods was primarily the result of losses incurred by the Company and increases in working capital associated with the Company's growth. Net cash used for investing activities in each of these periods was primarily for data center infrastructure and server additions. These cash usages were funded by permanent contributions of capital by Intermedia through the date of the Offering and by the use of the proceeds from the Offering and the sale of telecommunications related assets to the Parent for cash subsequent to the Offering date. Capital contributions amounted to $102.4 million and $25.8 million during the nine months ended September 30, 1999 and 1998, respectively. The Company expects to continue experiencing negative cash flow from operating and investing activities due to its plans for expansion and growth of the business.

         The Company does not plan to pay dividends on any of its Class A or Class B Common Stock in the foreseeable future. The Company believes that it has sufficient capital to sustain its operations and capital expenditure plans over the near term. However, the Company may require additional funds to finance its planned capital expenditures during this period and to support its working capital requirements or for other uses. The Company intends to seek funding from external sources to meet its cash needs in the future. There can be no assurance that such funding will be available on terms satisfactory to the Company. Alternatively, Intermedia may be able to advance funds to the Company to meet its requirements, but it has no obligation to do so.

         Intermedia is (and will continue to be) highly leveraged. At September 30, 1999, Intermedia had outstanding approximately $3.1 billion of debt and other liabilities including trade payables, and a total of approximately $901.8 million of obligations with respect to four outstanding series of preferred stock. Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. For the year ended December 31, 1998, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock. In addition, because of the restrictions in Intermedia's debt instruments, Intermedia has only a limited amount of cash that may be used for working capital purposes and to fund operating losses. Consequently, Intermedia may not be able to provide the Company with a source of funds for its working capital or operating expenses in the future.

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

Project and State of Readiness

     The Company has developed a five-phase plan that is designed to assess the impact of the Year 2000 issue on its information technology ("IT") and non-information technology ("Non-IT") and remediate as necessary the non-compliant components. The table below represents management's best estimates of the status of each phase of the Year 2000 program with respect to the Company's mission-critical and non-mission-critical IT and Non-IT systems as outlined below. The percentages indicate management's best estimate of completion as of September 30, 1999.

           --------------------------------------------------------------------------------------------------------
                     Phase Completion                IT            Completion          Non-IT    Completion
           --------------------------------------------------------------------------------------------------------
           I.        Preliminary Activity            100%          12/31/97            100%      12/31/97
           --------------------------------------------------------------------------------------------------------
           II.       Problem Determination           100%          9/30/98             100%      3/31/99
           --------------------------------------------------------------------------------------------------------
           III.      Plan Complete & Resources       100%          6/1/99              100%      6/1/99
                     Committed
           --------------------------------------------------------------------------------------------------------
           IV.       Operational Sustainability       70%          11/30/99            70%       11/30/99
           --------------------------------------------------------------------------------------------------------
           V.        Fully Compliant                  70%          11/30/99            70%       11/30/99
           --------------------------------------------------------------------------------------------------------

         Due to the fact that it is not always necessary to complete one phase prior to beginning the next, some projects within a given phase have been started, while there may be outstanding tasks associated with prior phases. Priority is always placed on mission-critical systems.

         Phase I  Preliminary Activity

         This is a phase of awareness and education. The outcome of this phase was the Company's understanding of the criticality, risks, size and scope of its Year 2000 problem.

         Phase II  Problem Determination

         In this phase the Company performed an inventory and assessment to determine which portions of its hardware and software would have to be replaced or modified in order for its office equipment and information management systems to function properly after December 31, 1999. Such determinations were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems utilized by the Company. However, there can be no assurances that any vendor representations received by the Company were accurate or complete. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. As of September 30, 1999, Phase II of the plan was 100% complete with respect to both IT and Non-IT. However, there can be no assurances that mission-critical equipment has not been overlooked.

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

         Phase IV  Operational Sustainability

         The Company is actively engaged in Phase IV, utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. Although the Company intends to conduct tests to ensure its equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. There can be no assurance that the Company has identified all mission-critical IT or Non-IT systems. The Company will likely not test all of its equipment and will rely upon vendor representations, if received, where tests are not conducted. There can be no assurance that any vendor representation will be accurate or complete. As of September 30, 1999, Phase IV of the plan was 70% complete for both IT and Non-IT. The Company expects to complete Phase IV for its IT and Non-IT by November 30, 1999.

         Phase V Fully Compliant

         The Company plans to be fully compliant on mission-critical components no later than November 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work was completed as of September 30, 1999, there are elements that will not be completed (Phase V) until the fourth quarter of 1999 primarily due to limited availability of compliant software and hardware and prioritization of mission-critical systems. As of September 30, 1999, the Company estimates that its compliance efforts are approximately 70% complete for both IT and Non-IT.

         The Company believes that it has allocated adequate resources for this purpose and expects Phase V to be successfully completed on a timely basis. However, there can be no assurance that it will successfully implement all of the necessary upgrades or replacements in a timely manner. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems or have any significant adverse impact on the Company's customers or business units. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problems could have a material impact on the operations and reputation of the Company.

         Costs

         The Company has tracked Year 2000 costs on an enterprise-wide basis, segregating its internal and external costs and hardware and software costs. The internal costs are comprised of employee hours, and external costs are comprised of outside consultant costs

         The cost estimates presented below do not include system upgrades that would otherwise result as part of the Company's capital expenditure program. The estimated costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.

         A summary of historical and estimated costs for the Year 2000 project are listed below (in millions):

                                                                    External             Internal
                                                              --------------------- -------------------
                  Historical through September 30, 1999              $1.0                 $0.5
                  Estimated for remainder of 1999                     1.4                  0.8
                                                              --------------------- -------------------
                     Total                                           $2.4                 $1.3

                                                                Software/Hardware
                                                              -----------------------
                  Historical through September 30, 1999              $0.1
                  Estimated for remainder of 1999                     0.5
                                                              -----------------------
                      Total                                          $0.6


Risks and Contingency Plan

         While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The Company is currently seeking assurances from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently reviewing data provided by the Telco Year 2000 Forum to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. The Telco Year 2000 Forum was formed by some of the largest U.S.

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

         In addition, some customers have an option to terminate their agreements with the Company if its facilities are not Year 2000 compliant by July 1, 1999. Even though the Company was not Year 2000 compliant on July 1, 1999, thus far no customers have terminated their contracts for this reason, and the Company does not believe that any significant number of customers will exercise their option to terminate their agreements. However, if most of the customers who have the option to terminate were to exercise that option, the Company's revenues could decline. Additionally, the Company cannot evaluate its customers' Year 2000 readiness. The Company believes it is not responsible for the Year 2000 compliance of its customers' Web sites and the Company is notifying the customers in writing of this fact to urge them to ensure that their sites are Year 2000 compliant. Some customers' sites may fail due to Year 2000 issues and, while the Company believes that the failure of any one customer's site will not affect other customers' sites or the Company's network, the Company cannot guarantee that this will be the case. Also, to the extent that a customer's site is not functioning correctly and it is not possible to determine that the malfunctioning is caused by the customers' software, the customer may request service credits or the Company might otherwise have a difficult time realizing the expected revenue from such a customer.

         The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. Intermedia's Year 2000 Executive Steering Committee ("ESC") convened in first quarter 1999 and has met regularly throughout the year. This committee includes members of Intermedia's management team and the Company's Chief Executive Officer. The ESC meets semi-monthly to review the status of the Year 2000 program, facilitate issue resolution and provide direction to the Company. The committee is working to oversee and allocate additional resources, if required, for the final plans for Year 2000 readiness. Having identified its mission-critical systems and those of its suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans that will be implemented in the event any such systems are not Year 2000 compliant in a timely manner. Business continuity plans are under development by the Company and will be ready for implementation during the fourth quarter of 1999.

Information Regarding Forward-Looking Statements

         The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties including, but not limited to, the demand for the Company's services and the ability of the Company to successfully implement its strategies, each of which may be impacted, among other things, by economic, competitive or technological conditions and the ability of the Company to successfully complete its Year 2000 remediation project. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Amendment No. 4 to Form S-1 of the Company as filed with the Commission on July 29, 1999. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. The Company undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

         (d)
         On July 29, 1999, Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-77105) (the "Registration Statement") was declared effective by the Commission. The Company commenced an initial public offering of its shares of Class A Common Stock (the "Offering") on July 30, 1999 and completed the Offering on August 4, 1999. The expenses incurred by the Company in connection with the issuance and distribution of the Class A Common Stock were $16.3 million, which included $13.7 million of indirect payments of underwriting discounts and commissions and $2.6 million of direct payments of other issuance and distribution expenses, as disclosed in Part II of the Registration Statement. The net proceeds of the Offering were approximately $179.2 million. At September 30, 1999, the end of the period covered by this report, the Company used $49.4 million of the net proceeds of the Offering to purchase telecommunications related assets. The use of proceeds included $29.9 million for continued expansion and enhancement of the Company's data center infrastructure and $19.5 million for purchases of telecommunications related assets sold to the Parent.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On July 1, 1999, Intermedia, as the then ultimate sole shareholder of the Company, acting in lieu of meeting, approved the removal of Nancy G. Faigen as a director of the Company and appointed Mark K. Shull to serve as director of the Company beginning on the effective date of the Offering. Thereafter, David
C. Ruberg, John C. Baker, Philip A. Campbell, George F. Knapp and Pierce J. Roberts, Jr. each continued to serve as director of the Company.

         On July 21, 1999, Intermedia, as the then ultimate sole shareholder of the Company, acting in lieu of meeting, approved the appointment of Jack E. Reich and Richard A. Jalkut as directors of the Company effective immediately. Thereafter, in addition to Mr. Reich and Mr. Jalkut, David C. Ruberg, John C. Baker, Philip A. Campbell, George F. Knapp and Pierce J. Roberts, Jr. each continued to serve as director of the Company.

         On July 23, 1999, Intermedia, as the then ultimate sole shareholder of the Company, acting in lieu of meeting, authorized and approved the Company's initial public offering of its Class A Common Stock and approved and adopted the Company's long-term incentive plan. In addition, Intermedia approved and adopted an amendment to the Company's certificate of incorporation which increased the total number of shares of stock the Company had the authority to issue. As of this date, 100,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock and 5,000,000 shares of Preferred Stock could be issued by the Company.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Number         Exhibit
------         -------
 3.1           Certificate of Incorporation of Digex, as amended. Incorporated herein by reference to Digex's Form 10-Q (File No. 000-26873) filed with the Commission on September 13, 1999.
 3.2           Bylaws of Digex. Incorporated herein by reference to Digex's registration statement on Form S-1 (File No. 333-77105) filed with the Commission on April 27, 1999.
27.1           Financial Data Schedule (For SEC Use Only)

         (b) Reports on Form 8-K

The following report on Form 8-K of the Company was filed during the third quarter of 1999:

         The Company filed a Current Report on Form 8-K, dated August 5, 1999, reporting under Item 5 the issuance of a press release discussing the second quarter results. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 12, 1999


                                                 DIGEX, INCORPORATED
                                                    (Registrant)

                                               /s/ Bradley E. Sparks
                                               -----------------------
                                                  Bradley E. Sparks
                                               Chief Financial Officer

                                                /s/ T. Scott Zimmerman
                                               -----------------------
                                                   T. Scott Zimmerman
                                                Vice President and Controller