Form 10-K405
period 1999-12-31
DIGEX INC/DE
filed 2000-03-10
CIK 1085098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26873

                              DIGEX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-3582217
       (State or other jurisdiction of                           (Employer
        incorporation or organization)                     Identification Number)

                                ONE DIGEX PLAZA
                              BELTSVILLE, MD 20705
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (240) 264-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates (1) of the registrant on February 18, 2000: $3,012,712,500.

     As of February 18, 2000, there were 24,150,000 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
Proxy Statement relating to registrant's                          Part III
  Annual Meeting of Stockholders to be held on
  May 19, 2000

---------------

(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................  1
Item 2   Properties..................................................  21
Item 3   Legal Proceedings...........................................  22
Item 4   Submission of Matters to a Vote of Security Holders.........  22

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................  23
Item 6   Selected Financial and Other Operating Data.................  24
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  27
Item 7A  Quantitative and Qualitative Disclosure.....................  34
Item 8   Financial Statements and Supplementary Data.................  35
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  35

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........  36
Item 11  Executive Compensation......................................  36
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................  36
Item 13  Certain Relationships and Related Transactions..............  36

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................  37
         Signatures..................................................  40

                                     PART I

     References in this report to "we," "the Company," or "Digex," mean Digex, Incorporated except where the context otherwise requires. This report contains certain "forward-looking statements" concerning Digex's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading provider of managed Web hosting services to businesses operating mission-critical, multi-functional Web sites. In addition, we offer Web hosting services to the rapidly growing number of application service providers, enabling them to more efficiently deliver their application services to their customers over the Internet. We also offer related value-added services, such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. From major corporations to Internet start-ups, our customers leverage our services to rapidly and cost-effectively deploy secure and reliable business solutions including on-line banking, on-line procurement and electronic retailing. Our services include providing the computer hardware, software, network technology, and systems management necessary to offer our customers comprehensive outsourced Web site and application hosting solutions.

     We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth. We currently serve over 550 customers, including American Century Investments, Forbes, J. Crew, Kraft, Publishers Clearing House and Universal Studios. We operate two state-of-the-art data centers strategically positioned on the east and west coasts of the United States. We own and manage approximately 2,300 Windows NT and UNIX-based servers in these data centers. Our revenues grew at a compounded annual growth rate of 177% between 1996 and 1999, from $2.8 million in 1996 to $59.8 million in 1999.

     The following are among the key factors that we believe will continue to drive our growth:

     - the ability to facilitate the rapid, cost-efficient implementation and expansion of customers' Web site initiatives;

     - an operating platform designed to allow us to scale our operations to achieve higher revenues, lower marginal unit costs and increased operating margins;

     - strong alliances with Microsoft Corporation ("Microsoft") and Compaq Computer Corporation ("Compaq"), each of whom have recently invested in Digex;

     - strong working relationships with other technology leaders including Sun Microsystems, Akamai, Netscape and Cisco Systems;

     - an experienced management team and technical experts, who in the aggregate hold over 200 technical certifications from leading companies such as Cisco Systems, Microsoft and Sun Microsystems;

     - a highly skilled research and development organization dedicated to identifying the best available tools, technologies and processes;

     - a growing, geographically distributed sales force; and

     - a network of over 120 business alliances which provide complementary design, development and integration services for our customers and which represent a significant source of new customer referrals for Digex.

     We believe we have established a reputation for reliable service, prompt deployment and quality customer service. To meet our customers' evolving requirements, we continuously seek to identify, test and utilize the best available technologies and processes. Scalability is a central element of our operating strategy. Our architecture was specifically designed to facilitate the rapid, cost-efficient implementation and expansion of our customers' Web hosting initiatives.

OUR HISTORY

     Our business started in 1996 as the Web site hosting unit of Business Internet, Inc., previously known as DIGEX, Incorporated, a company that was principally an Internet access and Web site hosting services provider. Business Internet went public in October 1996 under the name DIGEX, Incorporated, and was acquired by Intermedia Communications Inc. in July 1997. In contemplation of our initial public offering, we were incorporated as Digex, Incorporated in April 1999, and Business Internet contributed our assets to the newly formed Digex, Incorporated in order to effect a recapitalization of our business.

     On July 29, 1999, we announced a 50,000-for-one stock split effective on August 4, 1999 in the form of a stock dividend to holders of record of our Class B Common Stock as of July 8, 1999. Share and per share information in this Form 10-K has been adjusted retroactively to reflect this stock split.

RECENT DEVELOPMENTS

     On August 4, 1999, we sold 11,500,000 shares of Class A Common Stock in our initial public offering.

     Subsequent to our initial public offering, Business Internet contributed our Class B Common Stock to its wholly-owned subsidiary, Intermedia Financial Company.

     In January 2000, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in our Company, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. We also entered into strategic development agreements and joint marketing arrangements with both companies.

     We will work together with Microsoft to advance our capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting.

     We will work jointly with Compaq to streamline the order, delivery and installation of Compaq's server hardware and storage devices. We have agreed to use Compaq's server hardware and attached storage exclusively for a period of 18-months for all customer implementations using a Microsoft platform, provided the equipment meets agreed performance, cost and service delivery requirements.

     In January 2000, we were one of the first service providers to complete Sun Microsystems' SunTone certification for our services, demonstrating our continued leadership in the UNIX marketplace.

     On February 16, 2000, we completed a public offering of 12,650,000 shares of our Class A Common Stock. We sold 2,000,000 shares of Class A Common Stock and Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted to Class A Common Stock at the closing of the offering. See "Risk Factors -- Digex is controlled by Intermedia, which could have multiple risks for you as a stockholder."

INDUSTRY BACKGROUND

  Introduction

     Use of the Internet, including intranets and extranets, has grown rapidly in recent years. This growth has been driven by a number of factors, including the large and growing installed base of personal computers, improvements in network architectures, increasing numbers of network-enabled applications, the emergence of compelling content and commerce-enabling technologies, and easier, faster and cheaper Internet access. As a result of this growing use, the Internet has become an important new global communications and commerce medium. The Internet represents an opportunity for enterprises to interact in new and different ways with both existing and prospective customers, employees, suppliers and partners. Enterprises are responding to this opportunity by substantially increasing their investment in Internet sites and services.

     Over the last few years, enterprises that focus solely on distributing products and services over the Internet have emerged and, more recently, mainstream businesses have begun to implement Web sites to complement traditional business models and applications. Among the various factors which continue to attract these businesses to the Internet is the transformation of Web sites from being primarily text-based and informational to becoming interactive, multimedia-enabled and transaction oriented. New technologies and development tools have also led to the Web-enabling of traditional business functions and applications such as customer service, procurement, human resource management and sales force automation. Internet operations and applications are mission-critical for virtually all Web-centric companies and are becoming increasingly mission-critical for many mainstream enterprises. At the same time, these operations and applications are becoming more complex and challenging to operate. Ensuring the quality, reliability, and availability of these Internet operations typically requires substantial investments in developing Internet expertise and infrastructures. However, such a continuing significant investment of resources is often an inefficient use of an enterprise's limited resources. As a result, businesses are increasingly seeking collaborative outsourcing arrangements that can increase performance, provide continuous operation of their Internet solutions, and reduce Internet operating expenses.

     According to Forrester Research, 44% of the 50 Fortune 1000 firms they surveyed have outsourced the management of their Web sites. Forrester reports that companies outsource Web site management primarily for the following reasons:

     - scarcity of technical skills;

     - performance;

     - speed of implementation; and

     - security.

     We believe additional benefits of outsourcing the management of a complex Web site include lower total costs, higher service level guarantees and reduced risk of technology obsolescence.

  Emergence of Web Hosting Service Providers

     In order to establish a high quality, reliable Web site or to run a Web-based application on the Internet, businesses must, among other things, procure and integrate sophisticated hardware and software, hire and retain an operations support staff, develop application specific technical skills, and have access to a secure, fault-tolerant physical location and redundant Internet connectivity. While it is possible for a business to assemble all of these elements in-house, many companies elect to outsource all or a portion of their Web-site operations to companies offering Web hosting services. Web hosting companies, in general, provide various infrastructure-related services, including secure, monitored data centers, uninterrupted power supply and high-speed network connectivity. We categorize the market for outsourced Web hosting services into the following:

     - Shared Hosting: Customers share server hardware, software and bandwidth with other customers. Shared hosting provides a price competitive entry point for individuals and businesses desiring a simple Web site.

     - Collocation Hosting: Customers own their hardware, software and network equipment, which is housed at the Web site hosting company's facilities. The customers retain responsibility for the installation, management, upgrading and security of their Web sites. While collocation requires the customer to assume the majority of the responsibilities for the operation of its Web site, collocation has been and remains an attractive option for Web-centric companies with advanced in-house Internet expertise.

     - Dedicated Hosting: Customers are provided a complete managed Web site hosting solution. Unlike collocation, the service provider supplies the hardware, software, network equipment and support necessary to run the Web site. In addition, dedicated hosting often includes value-added services such as firewall management, stress testing and consulting services. As Web sites have become more complex, even large and technically astute businesses have found Internet technologies and solutions a challenge to manage. For such companies, including many Fortune 2000 companies, dedicated Web site hosting has become a preferred alternative.

     - Application Hosting: Application service providers deliver Web-enabled business applications to their end-users over the Internet, supporting such common business processes as customer service, procurement, human resource management and sales force automation. Often, an application service provider partners with a dedicated hosting provider to bundle the services of dedicated web hosting - known as "application hosting" when targeted at this market -- with their application services and support. Through this partnership, the application service provider typically experiences numerous benefits, including faster time-to-market, access to advanced application skills and significantly lower costs of operations.

     A variety of companies, such as ISPs and large systems integrators, offer products and services that attempt to address enterprises' Internet outsourcing needs. However, we believe the solutions offered by these companies fail to address certain elements required to ensure that customers' mission-critical Internet operations are reliable, scalable and responsive. ISPs have traditionally focused on providing Internet access and many have not developed the technical expertise and physical resources to support mission-critical Web sites and applications. In addition, many large systems integrators focus primarily on large enterprises and traditional information technologies. These firms often lack the network and Internet expertise required to provide mission-critical solutions. As a result, we believe a significant opportunity exists for a highly-focused company to provide a combination of complex Web site hosting, outsourced applications management and professional consulting services that enable businesses to implement reliable, high performance and cost effective mission-critical Internet solutions.

DIGEX SOLUTION

     We focus primarily on providing dedicated Web site and application hosting services. Our core competency is developing and managing mission-critical Web solutions for Fortune 2000 companies, Web-centric businesses and application service providers. We believe we are uniquely positioned to assist such businesses in optimizing the potential of the Internet and their Internet-related applications by providing our customers with the following key advantages:

     A Comprehensive Suite of Web Site and Application Hosting Services.   We
provide a suite of services that enable companies to conduct business on the Internet. Using a large, multi-specialized technical staff of certified engineers, and through the security and reliability of our state-of-the-art data centers, we provide the services and expertise necessary to ensure secure, scalable, high-performance operation of mission-critical Web sites and applications 24 hour a day. These services include:

     - Management services such as operating and supporting Windows NT and UNIX-based dedicated servers and intelligent networking services such as load balancing and network caching;

     - Enterprise services such as firewall management, stress testing, customized Web site activity reporting, and enhanced security services; and

     - Consulting services including capacity planning, disaster recovery planning, migration planning and database optimization.

     As part of our services, we provide the installation and maintenance of industry-leading hardware and software, core technical expertise, high-volume backup and recovery systems and 24 hours a day monitoring by our Server Operations Center ("SOC").

     High-Performance Internet and Private Network Connectivity. We provide high performance network connectivity services for our customers' Web sites as well as direct private networking options for secure "back-end" network connections to private corporate networks and information systems. Through our network services agreement with Intermedia, we offer superior Internet connectivity that provides the following direct benefits to customers:

     - connectivity to a diversely redundant high-speed national network via Intermedia, a tier-one ISP;

     - use of all of Intermedia's public and private peering relationships, permitting direct exchange of traffic with a significantly large number of carriers and ISPs;

     - use of all of Intermedia's regional direct connections to major ISPs, dial-up carriers and content service providers; and

     - service level agreements guaranteeing high availability and performance.

     In addition to the Internet connectivity available through Intermedia's backbone, we provide diversified connectivity from our data centers to other major Internet backbones. We are also actively establishing and maintaining our own public and private peering arrangements.

     In addition, Digex offers a broad array of intelligent networking services including products and services from Akamai and Cisco Systems.

     Responsive Customer Care and Technical Support. We strive to provide superior customer service. This includes providing customers with 24-hour a day direct access to a staff of over 300 customer care and technical support personnel and our use of a variety of proactive monitoring services from our state-of-the-art SOC, which allows us to anticipate potential problems or rapidly identify and remedy service interruptions. We believe this level of customer support significantly differentiates Digex in the marketplace.

     At our SOC, we monitor and report on the health of servers, software, networks, and security devices managed by us through our centralized server monitoring platform. The SOC uses a variety of technologies and tools, including the Computer Associates Unicenter and Micromuse Netcool products, to ensure highest possible server availability by monitoring a large volume of server resources such as CPU utilization, system and application processes, log files, TCP ports and disk space, and security devices, such as firewalls. In addition, the SOC monitors specific network devices, such as routers, switches and load balancing equipment that are critical to the successful delivery of our hosting services.

     Secure, Fault-Tolerant Data Centers. Our data centers have been engineered to meet the highest expectations of our most demanding customers across our target markets, including the particularly stringent requirements of the financial services industry.

     Our data centers contain multiple, freestanding computer rooms to provide containment and isolation. Separate mechanical rooms adjacent to each computer room house cooling and mechanical equipment, eliminating the possible introduction of liquid into the computer room from equipment leakage. We use redundant uninterruptible power supply systems and redundant diesel generators to ensure that the power system is capable of maintaining power to the data center in the event of any component failure. State-of-the-art physical security has been implemented through tightly controlled security zones requiring both card and biometric identification. Over 100 surveillance cameras record movement through the data centers and security guards provide real-time visibility. Cooling and environmental controls for each data center are designed to monitor and ensure proper temperature and humidity levels. Finally, all telecommunications connections enter the data centers through multiple points from diverse service arrangements to ensure continued operation of service without degradation in the unlikely event of a cable cut or local carrier network outage.

     Predictable Monthly Fees. We provide our services for predictable monthly fees, enabling our customers to accurately budget costs for Web site hosting services. These fees are typically contracted as part of one, two or three-year agreements. These agreements often provide service level guarantees and permit technology upgrades at any time during the life of a contract.

DIGEX STRATEGY

     Our objective is to maintain our leadership position in the industry and continue to shape and lead the global market for hosting complex Web sites and applications. We intend to accomplish this by delivering secure, scalable, high-performance Web site and application hosting solutions. Our business strategy focuses on the following:

     Expand Our Premier Web Hosting Capabilities. We have recently expanded the capacity of our east and west coast data centers. In addition, we are actively seeking international expansion opportunities. We intend to continue to add data center capacity over the next five years as justified by customer demand. We believe our ability to readily grow and scale our operations while simultaneously maintaining the highest service levels will allow us to continue to attain higher revenues, lower marginal unit costs and higher operating margins. The following are among the key initiatives we have instituted to maintain the quality and scalability of our operations:

     - We have formed alliances with leading technology companies. These alliances help facilitate continuous innovation particularly in the areas of Web solution scalability, serviceability and rapid deployment speed. In January 2000, Microsoft and a subsidiary of Compaq invested $100.0 million in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. We also entered into strategic development agreements with both companies to advance our capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers and to streamline the order, delivery and installation of Compaq hardware and storage devices. In January 2000, we were one of the first service providers to receive SunTone certification for our services, demonstrating our continued leadership in the UNIX marketplace.

     - We have designed an innovative architecture, called the Distributed Internet Server Array ("DISA"), to facilitate Web site operating scalability. DISA unifies interrelated layers of hardware and software around industry standard solutions. Our customers are strongly encouraged to adopt the DISA architecture in implementing their Web initiatives. The consistency and reliability afforded by our DISA architecture facilitates rapid and cost-efficient implementation of our customers' Web hosting initiatives. Other Web hosting companies typically have opted not to standardize their operating architectures. The resulting multiple architectures significantly complicate and limit the flexibility of their operations.

     - Our technical staff includes over 40 Microsoft certified engineers, as well as technical experts certified by Cisco Systems and Sun Microsystems. We believe this makes our technical staff among the most highly skilled and trained in the Web hosting industry. Based on comments by our customers, we believe our technical staff affords us a competitive advantage and has been instrumental in attracting many of our Fortune 2000 customers. In addition, we believe the depth and scope of our staff's technical skill base is essential to our ability to maintain our high quality service levels. To attract and retain these individuals, we offer competitive financial incentives, including stock options, in-house and external training programs, and the opportunity to work with cutting-edge technology.

     Develop Next Generation Service Offerings. As the underlying technology and functionality of Web-based products evolve, we believe customers will continuously demand new service offerings. We believe the depth of our Web site management skills positions us to be a leading provider of next generation Web site and application hosting services. The following are among the new service initiatives we are currently pursuing:

     - Support for Leading Applications and Databases. We have developed expertise in several of the leading software applications and databases used by many of today's business oriented Web sites. Over the past six months, Digex has begun to support Lotus Domino and the Oracle 8i database. We intend to continue to add new Web site applications and databases to the list of software that we support.

     - Value-added, Recurring Services. We have developed various value-added services, which we believe significantly enhance the availability and effectiveness of our customers' Web sites. Examples of these services are: testing, security, database, reporting and intranet service offerings. In 1999, we added expanded reporting and monthly security scanning and analysis services. We intend to continue developing services that improve the effectiveness of Web sites and optimize their performance.

     - Enable the Emerging Application Service Provider Market. We believe that we are well positioned to capitalize on the growth of the application hosting segment of the Web hosting market by leveraging our experience and technical expertise in efficiently deploying, managing, and scaling Web hosting solutions. Digex intends to develop new services, complementary to its suite of existing Web site hosting services, which will enable application service providers to rapidly and cost effectively deliver business applications to their customers' desktops over the Internet. While the early phase of this emerging application hosting market has been dominated by traditional software applications, we believe a substantial number of new business process software products designed for the Internet environment, and consequently a large number of new application service providers, will begin to emerge in 2000. Forrester research, for example, predicts that the market for hosted business applications will increase to $11.3 billion in 2003. We intend to work with the various software developers, systems integrators, and information technology firms that are evolving into application service providers by providing their managed hosting services.

     Expand Capabilities Through Selective Strategic Alliances and
Acquisitions. We currently have business alliances with over 120 Web design and development companies and interactive media agencies. These businesses typically partner with us due to our high quality services support and augment, rather than compete with, their own product and service offerings. Together with our business partners, we can provide our customers with end-to-end Web site solutions. In 1998, we created the Digex e-Link Partner Program(TM), which continues to attract leading interactive media and Web development companies such as Agency.com, OrderTrust and US Interactive. In addition, in December 1999, we launched the Digex app-Link Partner Program(TM) in order to expand our alliances to include systems integrators, value-added resellers and consultants who offer application services to customers over the Internet. Our partnership programs provide a valuable, cost-effective channel for marketing our services as well as a highly productive customer referral source. In addition, we may seek to opportunistically acquire companies which we believe will enable us to cost-effectively augment our existing products and services, technology, infrastructure, skill set, geographic presence or customer base.

DIGEX SERVICES

     We offer a full range of complementary value-added services designed to satisfy the rapidly evolving requirements of complex Web sites. Our services include the following:

     - Managed Hosting Services;

     - Enterprise Services; and

     - Consulting Services.

  MANAGED HOSTING SERVICES

     Dedicated Web Site and Application Hosting Services. We offer dedicated Web site and application hosting services designed to enable reliable, scalable, mission-critical Web solutions. We operate both Windows and UNIX-based servers exclusively using hardware from Compaq and Sun Microsystems. By standardizing around the hardware produced by these two vendors, we are able to quickly, easily and cost-effectively upgrade, configure and implement the new hardware necessary to accommodate our customers' growing needs for higher computing speeds and capacity. We offer a number of services to dedicated Web site management customers and application service providers to ensure ease of implementation, security, performance and scalability. We offer a comprehensive package featuring our core managed hosting services under the Digex SmartServices(SM) brand. Digex SmartServices(SM) include:

     - installation and maintenance of Web sites and applications on industry leading server hardware and storage systems from Compaq or Sun Microsystems;

     - installation and maintenance of Microsoft Windows NT or Microsoft Windows 2000 and/or the Sun Solaris UNIX operating system tested and configured by us to ensure optimal Internet performance and security;

     - unlimited help desk support available 24 hours a day with access to certified technical professionals;

     - continuous server and network monitoring services;

     - substantial inventory of parts on-site for rapid upgrading and maintenance of hardware and software;

     - industry and vendor security alerts and maintenance;

     - backup and recovery of system information, user information and customer content to ensure protection against data loss from disaster, hardware failure, or administrative errors; and

     - secure remote administration capabilities for easy and ubiquitous remote management.

     Intelligent Networking. We offer a variety of intelligent networking services to our customers. These services include load balancing and geographical distribution of network traffic using Cisco Systems technology and high-performance delivery of Internet content using the Akamai network and technology. We expect demand for these products to increase as more customers move to multiple server and higher bandwidth solutions.

     Private Networking. Our private networking services are primarily used to securely connect a customer's Web site at our site to their private corporate network or information system. Today, we offer a private IP connectivity service and Intermedia's frame relay service.

  ENTERPRISE SERVICES

     Our enterprise services help companies deploy and maintain effective Web sites. We believe these value-added, repeatable services will become increasingly important to our customers as they look to ensure a higher level of Web site availability, security and reporting. Our enterprise services include the following:

     Testing Services. Our testing services aim to identify problems that could degrade the expected performance and availability of a customer's Web site. For example, our stress testing services simulate users accessing a Web site to provide information for isolating problems, optimizing performance and accelerating the deployment of Web sites.

     Reporting Services. Our reporting services are designed to provide timely, reliable information about user activity on a customer's Web site. Businesses can use these reports to assess the effectiveness of their Web sites and to increase their knowledge of the preferences, habits and demographic characteristics of their Web site visitors. For example, we offer a custom Web site usage reporting service to help improve Web server performance for our customers by off-loading the usage reporting processing to a powerful server designed specifically for reporting.

     Security Services. Our security services are designed to ensure the security of a customer's Web site or an application service provider's applications. In December 1999, we introduced monthly security scanning and vulnerability assessment services to provide our customers with a higher level of protection and assurance. Other security services offered today include managed firewalls, encryption software and authentication devices.

     Database Services. Our database services provide the installation, configuration, maintenance and support of leading databases. Today, we provide enhanced database services for Microsoft SQL Server and Oracle 8i database technology.

  CONSULTING SERVICES

     Our consulting services provide customized assistance to customers with unique architecture, deployment or maintenance requirements. These services include high-availability design, performance tuning, site architecture assessment, migration planning, capacity planning, disaster recovery planning and database optimization. Our consulting services typically assist customers with limited resources or who lack Internet and technical expertise. Our consulting engagements typically range from a few hours to a few weeks depending on the complexity and volume of the services needed. We believe our consulting services will play an increasingly important role in supporting the implementation and maintenance of complex Web sites and Web-based applications.

CUSTOMERS

     We have a large and diverse customer base ranging from Fortune 50 companies to small and medium size businesses that rely heavily on the Internet. Our customers are primarily located within the United States. We serve over 550 customers, covering most major industries. Our customer contracts typically range in duration from one to three years. Our customers include the following well-known companies:

      FINANCIAL SERVICES
         AND INSURANCE              MEDIA AND ENTERTAINMENT          MANUFACTURING           RETAIL AND DISTRIBUTION
      ------------------            -----------------------          -------------           -----------------------
American Century Investments       BBC America                   Kraft Foods                American Eagle Outfitters
Ernst & Young LLP                  The Economist                 Liz Claiborne              Authentic Fitness
Lending Tree                       Edmund's                      Nissan                     Campmor
Northwestern Mutual                Forbes                        Sara Lee Corporation       J. Crew
  Life Insurance                   Miller Freeman                                           Philip Morris
Progressive Insurance              Publishers Clearing House                                W. W. Grainger
  Companies                        Universal Studios

                                        TECHNOLOGY AND
          GOVERNMENT                    COMMUNICATIONS                 HEALTHCARE             TRAVEL & HOSPITALITY
          ----------                    --------------                 ----------             --------------------
U.S. Department of Agriculture     Compaq                        Association of             Budget Rent-A-Car
                                   Microsoft                     American                   The Travel Company
                                                                 Medical Colleges
                                                                 Bally Total Fitness
                                                                 Claimsnet
                                                                 DuPont Pharmaceuticals

     In the past few years, our growth has come from new customers, as well as existing customers whose Web sites have become increasingly more strategic to their overall business goals and objectives.

     In addition, an increasing number of our customers are application service providers, commonly referred to as ASPs, who use our hosting services to deliver their applications to their customers. Our application service provider clients include:

ASP CLIENT                             HOSTED APPLICATION
----------                             ------------------
Encentris     --  customer relationship management application
Continuity    --  project management application
Celarix       --  global logistics management application
Pandesic      --  e-commerce application
Quick Arrow   --  consulting and professional services office management application

SALES AND MARKETING

     Our sales objective is to achieve broad market penetration by focusing on market segments that, we believe, have both a high propensity to outsource and to deploy complex, mission-critical Web sites. We sell our services directly through a highly skilled professional sales force and receive referrals through an extensive network of business partners.

     Direct Sales. As of December 31, 1999, our direct sales force consisted of 70 experienced, quota-bearing sales representatives. We have organized the sales force into three units: major accounts, mid-market/Web-centric, and alternate channel. The major accounts unit focuses on Fortune 2000 companies. The mid-market/ Web-centric unit addresses the large and growing number of mid-size businesses requiring mission-critical hosting services. Our alternate channel sales group works closely with our extensive network of business alliance partners, which includes systems integrators, Web site developers and application service providers. Supporting each of these units is a site engineering team that provides pre-sales technical support, including requirements gathering, configuration support, site architecture, and project management.

     Business Alliance Partners -- The Digex e-Link Partner Program(TM) and Digex app-Link Partner Program(TM). In 1998, we created the Digex e-Link Partner Program(TM) which, we believe, has attracted some of the leading interactive media and Web site development companies to partner with us. To date, our business partners include companies such as Agency.com, Order Trust and US Interactive. We currently have over 120 business alliances that are a significant source of sales leads and opportunities. These business partners include Web site developers, Web site designers, interactive and new media agencies, and systems integrators. We collaborate, instead of compete, with our partners and complement each other's skills in an effort to bring the best overall solution to our customers. Typically, in these collaborative relationships, we focus on Web site hosting, while our strategic partners concentrate on Web site design, development and systems integration.

     In November 1999, we launched our second comprehensive partner program, the Digex app-Link Partner Program(TM). The Digex app-Link Partner Program(TM) targets application service providers, including consultants, systems integrators and software developers. We currently host Web-based applications for a variety of application service providers who specialize in providing a broad range of Web-based business solutions.

     Marketing. Our marketing organization is responsible for building our brand awareness, identifying key target markets and developing innovative programs to communicate our products and services to the marketplace. Another objective of our marketing efforts is to stimulate the demand for our services through a broad range of marketing communications and public relations activities. Our primary communication vehicles include advertising, trade shows, direct response programs, event sponsorship, our Web sites and the distribution channels of our technology vendors such as Microsoft, Compaq and Sun Microsystems. Through our alliances with Microsoft and Compaq, we intend to develop joint marketing activities promoting Windows-based solutions to Web site and application service provider customers.

COMPETITION

     The market served by Digex is highly competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

     - quality of services and scalability of infrastructure;

     - network capacity, reliability, security and adaptability to new technologies;

     - Internet system engineering expertise;

     - quality of customer service and support;

     - relationships with marketing partners and vendors;

     - number and geographic presence of sales and technical support personnel;

     - variety of services offered;

     - price;

     - product innovation;

     - financial resources; and

     - brand name.

Our current and potential competitors in the market include:

     - Web hosting service providers;

     - local, regional, national and international ISPs;

     - local, regional, national and international telecommunications companies; and

     - large information technology outsourcing firms.

     Our competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Data Return, EDS, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Level 3 Communications, MCI WorldCom, Navisite, PSINet, Qwest Communications International, and USinternetworking.

     We believe our experience and reputation for delivering high quality, managed Web site and application hosting services differentiates us from our key competitors. We focus on our core competency of Web site and application hosting as opposed to offering hosting as a complement to a wide range of communication services. We believe we have defined and offer the industry's most complete set of functions required to configure, engineer, implement and maintain complex, transactional Web sites and applications. We believe our DISA architecture, data centers, and technical team distinguish us from our competition and enable us to provide among the highest quality end-to-end managed Web site and application hosting solutions.

INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our data, applications and services. We have no patented technology that would bar competitors from our market. We also rely on certain technologies we license from third parties, such as Microsoft, Netscape and Micromuse. There can be no assurance these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. However, other than our trademarks and service marks, we do not believe that the loss of any particular one of our intellectual property rights would harm our business.

GOVERNMENT REGULATION

     We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet.

     In October 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing, or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness that the transmitted or stored material was infringing and if certain other conditions are met. Since this law is relatively new, we are unsure of how it will be applied to limit any liability we may face in the future for any possible copyright infringement or copyright-related issues. This law also requires ISPs to follow certain "notice and take-down" procedures in order to be able to take advantage of the limitation on liability. We have not yet implemented such procedures nor evaluated the cost of complying with them. However, our customers are subject to an acceptable use policy which prohibits them from posting, transmitting or storing material on or through any of our services which, in our sole judgment, is (1) in violation of any local, state, federal or foreign law or regulation, (2) threatening, obscene, indecent or defamatory or that otherwise could adversely affect any individual, group or entity or (3) in violation of the intellectual property rights or other rights of any person. Although this policy is designed to promote the security, reliability and privacy of our systems and network, there is no assurance that our policy will accomplish this goal or shield us from liability under the Digital Millennium Copyright Act.

     Despite enactment of the Digital Millennium Copyright Act, the law relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their networks remains largely unsettled. It is possible claims could be made against on-line services companies and Internet access providers under both United States and foreign law for defamation, obscenity, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon on-line services companies and Internet access providers are currently pending.

     Although the sections of the Communications Decency Act of 1996 that proposed to impose criminal penalties on anyone distributing indecent material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us and/or our customers to potential liability, which in turn could harm our business. The adoption of any of these types of laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase our cost of doing business or in some other manner harm our business.

     Due to the increasing popularity and use of the Internet, it is likely a number of additional laws and regulations may be adopted at the federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner harm our business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

EMPLOYEES

     As of January 1, 2000, we employed approximately 595 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are good.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND OUR BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT MORE DIFFICULT FOR YOU TO EVALUATE OUR COMPANY AND ITS PROSPECTS.

     We were established in January 1996 to provide Web site hosting services for businesses deploying complex, mission-critical Web sites, which remains our primary focus. Our range of service offerings has changed since 1996 and our business model is still new and developing. Because some of our services are new, we cannot be sure that businesses will buy them. As a result, the revenue and income potential of our business is unproven. Our limited operating history makes predicting future results difficult. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Web site and application hosting services. To address these risks, among other things, we must:

     - provide reliable, technologically current and cost-effective services;

     - continue to upgrade and expand our infrastructure;

     - market our brand name and services effectively;

     - maintain and develop our business alliances; and

     - retain and attract qualified personnel.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE.

     We have experienced operating losses and negative cash flows from operations in each annual period from inception. As of December 31, 1999, our accumulated losses since January 1, 1996 amounted to approximately $112.9 million. We had net losses of $65.0 million for the year ended December 31, 1999. While our revenues have grown in recent periods, we cannot assure you this growth will continue. In connection with our expansion plans, we anticipate making significant investments in sales, marketing, technical and customer support personnel, as well as in our data center infrastructure. As a result of our expansion plans, we expect our net losses and negative cash flows from operations to continue for the foreseeable future. We cannot assure you that we will ever become or remain profitable or that we will generate positive cash flows from operations.

OUR QUARTERLY AND ANNUAL RESULTS MAY FLUCTUATE, RESULTING IN FLUCTUATIONS IN THE PRICE OF OUR CLASS A COMMON STOCK.

     Our results of operations fluctuate on a quarterly and annual basis. We expect to continue experiencing significant fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

     - demand for and market acceptance of our services;

     - introductions of new services by us and our competitors;

     - capacity utilization of our data centers;

     - timing of customer installations;

     - the mix of services we sell;

     - customer retention;

     - the timing and magnitude of our capital expenditures;

     - changes in our pricing policies and those of our competitors;

     - fluctuations in bandwidth used by customers;

     - our retention of key personnel; and

     - other general economic factors.

     For these and other reasons, in some future quarters, our results of operations may fall below the expectations of securities analysts or investors, which could negatively affect the market price of our Class A Common Stock.

WE CANNOT PREDICT THE OUTCOME OF OUR JOINT DEVELOPMENT EFFORT WITH MICROSOFT AND COMPAQ.

     Working closely with Microsoft and Compaq, we expect to invest significant resources to advance our ability to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. While Microsoft and a subsidiary of Compaq have each made a $50.0 million equity investment in our company, neither has an obligation to contribute additional equity, whether or not the costs associated with this development project exceed our expectations. Our alliance agreements also do not prevent Microsoft and/or Compaq from working with other service providers to develop similar capabilities. In addition, because this alliance is for a research and development project, we cannot assure you that any commercially successful products will be developed as a result of our agreements with Microsoft and Compaq. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE OPERATE IN A RELATIVELY NEW AND EVOLVING MARKET WITH UNCERTAIN PROSPECTS FOR GROWTH.

     The market for Web site and application hosting and related services has only recently begun to develop and is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth, if any, will depend on the continued trend of businesses outsourcing their Web site and application hosting and our ability to market our services effectively. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use these Internet-based services to the degree or in the manner that we expect. It is possible that at some point businesses may find it cheaper, more secure or otherwise preferable to host their Web sites and applications internally and decide not to outsource the management of their Web sites and applications. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

WE MAY BE UNABLE TO ACHIEVE OUR OPERATING AND FINANCIAL OBJECTIVES DUE TO SIGNIFICANT COMPETITION IN THE WEB SITE AND APPLICATION HOSTING INDUSTRY.

     The market for hosting Web sites and applications is highly competitive. There are few substantial barriers to entry and many of our current competitors have substantially greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than we possess. Our current and potential competitors in the market include Web hosting service providers, Internet service providers, commonly known as ISPs, telecommunications companies and large information technology outsourcing firms. Our competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Data Return, EDS, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Level 3 Communications, MCI WorldCom, Navisite, PSINet, Qwest Communications International, and USinternetworking.

     Our competitors may be able to expand their network infrastructures and service offerings more quickly. They may also bundle other services with their Web site hosting or application hosting services, which could allow them to reduce the relative prices of their Web site hosting and/or application hosting services beyond levels that we could compete with, and generally adopt more aggressive pricing policies. In addition, some competitors have entered and will likely continue to enter into joint ventures or alliances to provide additional services which may be competitive with those we provide. We also believe the Web site hosting and application hosting markets are likely to experience consolidation in the near future, which could result in increased price and other competition that would make it more difficult for us to compete. See "Business -- Competition."

OUR DATA CENTERS AND THE NETWORKS WE RELY ON ARE SENSITIVE TO HARM FROM HUMAN ACTIONS AND NATURAL DISASTERS. ANY RESULTING DISRUPTION COULD SIGNIFICANTLY DAMAGE OUR BUSINESS AND REPUTATION.

     Our reputation for providing reliable service largely depends on the performance and security of our data centers and equipment, and of the network infrastructure of our connectivity providers. In addition, our customers often maintain confidential information on our servers. However, our data centers and equipment, the networks we use, and our customers' information are subject to damage and unauthorized access from human error and tampering, breaches of security, natural disasters, power loss, capacity limitations, software defects, telecommunications failures, intentional acts of vandalism, including computer viruses, and other factors that have caused, and will continue to cause, interruptions in service or reduced capacity for our customers, and could potentially jeopardize the security of our customers' confidential information such as credit card and bank account numbers. Despite precautions we have taken and plan to take, the occurrence of a security breach, a natural disaster, interruption in service or other unanticipated problems could seriously damage our business and reputation and cause us to lose customers. Additionally, the time and expense required to eliminate computer viruses and alleviate other security problems could be significant and could impair our service quality. We also often provide our customers with service level agreements. If we do not meet the required service levels, we may have to provide credits to our customers, which could significantly reduce our revenues. Additionally, in the event of any resulting harm to customers, we could be held liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

WE COULD NOT PROVIDE ADEQUATE SERVICE TO OUR CUSTOMERS IF WE WERE UNABLE TO SECURE SUFFICIENT NETWORK CAPACITY TO MEET OUR FUTURE NEEDS ON REASONABLE TERMS OR AT ALL.

     We must continue to expand and adapt our network arrangements to accommodate an increasing amount of data traffic and changing customers' requirements. We have entered into several network services agreements with Intermedia to provide us with certain network transit capacity which we believe to be adequate for our capacity requirements. However, if our future network capacity requirements exceed the capacity Intermedia has committed to provide to us, we may have to pay higher prices for such additional network capacity or such capacity might not be available at all. Our failure to achieve or maintain high capacity data transmission could negatively impact service levels to our existing customers and limit our ability to attract new customers, which would harm our business.

OUR BUSINESS, IN LARGE PART, DEPENDS ON NETWORK SERVICES WE RECEIVE FROM INTERMEDIA. ANY DISRUPTION OF THESE SERVICES OR INTERMEDIA'S INABILITY TO MAINTAIN ITS PEERING RELATIONSHIPS COULD BE COSTLY AND HARMFUL TO OUR BUSINESS.

     We currently rely primarily on Intermedia for network services. Intermedia operates its own coast-to-coast Internet Protocol network, which qualifies it as a tier-one service provider of Internet connectivity services. If our network services agreements with Intermedia were to be terminated, we would need to rapidly secure an alternative provider of these services. As a result, we could incur transition costs and our monthly costs of operations could increase. In addition, such a transition could have a detrimental effect on our customer service levels.

     The Internet is composed of many ISPs that operate their own networks and interconnect with other ISPs at various peering points. Peering relationships are arrangements that permit ISPs to exchange traffic with one another without having to pay for the cost of transit services. Peering relationships are a competitive factor that allow some Web hosting companies to provide faster data transmission than others. We believe Intermedia's tier-one status and numerous peering relationships enable it to provide us faster data transmission than many other ISPs provide. If Intermedia fails to adapt its network infrastructure to meet industry requirements for peering or loses its peering relationships for any other reason, then our transmission rates could be reduced, resulting in a decrease in the service quality we provide to our customers.

PROVIDING SERVICES TO CUSTOMERS WITH MISSION-CRITICAL WEB SITES AND WEB-BASED APPLICATIONS COULD POTENTIALLY EXPOSE US TO LAWSUITS FOR CUSTOMERS' LOST PROFITS OR OTHER DAMAGES.

     Because our Web site and application hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Our customers are required to sign server order forms which incorporate our standard terms and conditions. Although these terms disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We also believe we would have meritorious defenses to any such claims, but there can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

DIGEX IS CONTROLLED BY INTERMEDIA, WHICH COULD INVOLVE MULTIPLE RISKS FOR YOU AS A STOCKHOLDER.

     Intermedia controls a majority of our voting power, and Intermedia's interests in us may conflict with your interests as a stockholder. Intermedia, indirectly through its wholly-owned subsidiary, Intermedia Financial Company, owns all of the issued and outstanding shares of our Class B Common Stock. Intermedia currently owns 39,350,000 shares of Class B Common Stock or approximately 62.0% of the outstanding capital stock of Digex. Each share of Class B Common Stock is entitled to 10 votes, as compared to one vote for each share of Class A Common Stock. As a result, Intermedia controls approximately 94.2% of our voting interests, and will be able to control the management and affairs of Digex, and all matters submitted to our stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. As a result, the price of our Class A Common Stock may be affected.

     We depend on Intermedia to fund our working capital and operating losses, but Intermedia's ability to fund these needs is limited by its own substantial indebtedness. Because we are subject to the restrictions under Intermedia's indentures, we are required to use all of the net proceeds of our recent equity offerings to purchase Telecommunications Related Assets within 270 days of the offering date. We will not be able to use the proceeds of these offerings directly to fund operating losses, working capital or other uses that are not purchases of Telecommunications Related Assets. Because we anticipate operating losses and a significant need for working capital for the foreseeable future, we expect we will have to obtain funds for such purposes from Intermedia or other sources which are significantly restricted. See "Market for Registrant's Common

Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities" for a description of certain arrangements we made with Intermedia relating to our use of a portion of the proceeds of our recent offering.

     Even though Intermedia has indicated that it may use a portion of the proceeds from the shares it sold in the recent offering to reduce Intermedia's indebtedness, Intermedia is and will continue to be highly leveraged and may incur additional indebtedness in the future. Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as dividends on and the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. In addition, because of the restrictions in the Intermedia indentures, Intermedia has only a limited amount of cash that may be used for working capital purposes and to fund operating losses. Consequently, Intermedia may not be able to provide us with a source of funds for our working capital or operating losses. Our dependence on Intermedia and the degree to which Intermedia is leveraged could, among other things, increase our vulnerability to general adverse economic and industry conditions, limit our ability to fund future working capital, operating losses, capital expenditures, acquisitions and other requirements, and limit our flexibility in reacting to changes in our business and industry. We strongly urge you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     We may require additional funds to finance our business but our ability to raise funds is significantly limited by agreements that are binding on Intermedia. Intermedia has issued debt securities to the public under seven indentures. In addition, as of December 31, 1999, Intermedia borrowed $50.0 million under a $100.0 million credit facility. The credit facility borrowing was repaid in February 2000. In addition, Intermedia recently received a commitment from the banks to increase the size of its facility, although it is under no obligation to do so. As a subsidiary of Intermedia, we are subject to a number of restrictions under the Intermedia indentures and the credit facility. These restrictions will, among other things, limit our ability to make certain restricted payments, incur indebtedness and issue preferred stock, pay dividends or make other distributions, engage in sale and leaseback transactions, create liens, sell our assets, issue or sell our equity interests, or enter into certain mergers and consolidations. As a result, our future financing sources will be significantly limited and our use of any proceeds of any future financing will be significantly restricted.

     We, along with Intermedia's other subsidiaries, have guaranteed Intermedia's obligations under its credit facility which could make us more vulnerable to changes in Intermedia's financial condition and make it more difficult for us to raise capital to expand our business. As security for our guarantee, we have granted the banks a security interest in a substantial portion of our assets. If Intermedia were unable to meet its obligations under the credit facility, we could be obligated to repay the debt. In addition, the banks' liens on a substantial portion of our assets could make it more difficult for us to obtain additional financing.

     Our ability to issue additional capital stock is constrained by Intermedia's ownership of the Class B Common Stock, which could make it more difficult for us to raise capital to expand our business. In the future, Intermedia may elect to sell additional shares of our Class B Common Stock to the public or to distribute these shares to its own stockholders. If as a result of a sale or distribution, Intermedia would no longer hold more than 50% of the total voting power of our capital stock, the consent of the majority in principal amount of the noteholders under the Intermedia indentures would be required for the sale or distribution. In addition, if we decide in the future to issue and sell additional shares of our capital stock and, as a result, the voting power represented by the Class B Common Stock held by Intermedia would no longer be greater than 50% of the total voting power of our capital stock, the consent of the majority in principal amount of the noteholders under the Intermedia indentures would be required for the sale. We would be free of the restrictions in the Intermedia indentures only if either Intermedia's voting power was reduced to below 50% as described above or Intermedia designated us as an "unrestricted subsidiary," which would also require a consent of a majority in principal amount of the noteholders under the Intermedia indentures.

     Digex and Intermedia have the same legal counsel, and therefore contractual relationships between Digex and Intermedia might be less advantageous to Digex than if Digex had separate legal representation. Kronish Lieb Weiner & Hellman LLP, counsel to Digex, is also counsel to Intermedia. In addition, Ralph J. Sutcliffe, a partner of Kronish Lieb Weiner & Hellman LLP, has recently been appointed as a director of Intermedia. Consequently, Digex does not have legal representation independent from Intermedia.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, OUR BUSINESS COULD SUFFER.

     Internet and networking technology is changing rapidly. Our future success will depend largely on our ability to:

     - offer services that incorporate leading technologies;

     - address the increasingly sophisticated and varied needs of our current and prospective customers;

     - respond to technological advances and emerging industry standards on a timely and cost-effective basis; and

     - continue offering services that are compatible with products and services of other vendors.

     Although we often work with various vendors in testing newly developed products, there can be no assurance such products will be compatible with our infrastructure or such products will adequately address changing customer needs. Although we currently intend to support emerging standards, there can be no assurance industry standards will be established or, if they become established, that we will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our failure to conform to the prevailing standards, or the failure of common standards to emerge, could harm our business. In addition, products, services or technologies developed by others may render our services no longer competitive or obsolete.

OUR BUSINESS WILL NOT GROW UNLESS INTERNET USAGE GROWS AND INTERNET PERFORMANCE REMAINS ADEQUATE.

     The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has only recently begun to develop. Our success will depend on the continued growth in Internet usage. In addition, our business plan anticipates extensive growth in the Web site hosting and application hosting markets. The growth of the Internet, including the Web site hosting and application hosting markets, is subject to a high level of uncertainty and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communications, security concerns and increases in data transport capacity. If the Internet as a commercial medium fails to grow or develops more slowly than expected, then our business is unlikely to grow.

     The recent growth in the use of the Internet in general has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. The performance of our Web site and application hosting services is ultimately limited by and relies on the speed and reliability of the networks operated by third parties. Consequently, the growth of the market for our services depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

WE MAY BE UNABLE TO ACHIEVE OUR OPERATING AND FINANCIAL OBJECTIVES IF WE CANNOT MANAGE OUR ANTICIPATED GROWTH EFFECTIVELY.

     Our business has grown rapidly, and our future success depends in large part on our ability to manage the recent and anticipated growth in our business. For us to manage this growth, we will need to:

     - expand and enhance our operating and financial procedures and controls;

     - replace or upgrade our operational and financial management information systems; and

     - attract, train, manage and retain key employees.

     These activities are expected to place a significant strain on our financial and management resources. If we are unable to manage growth effectively, our business could suffer.

WE HAVE HAD DIFFICULTY COLLECTING A PORTION OF OUR ACCOUNTS RECEIVABLE.

     During the first three quarters of 1999, we encountered difficulties establishing appropriate procedures to avoid billing errors and increasing our financial staffing to accommodate our rapid growth. This resulted in disputes and delayed payments on certain of our accounts receivable, as a consequence of which our allowance for doubtful accounts was approximately 24% of our accounts receivable at September 30, 1999. As of December 31, 1999, our allowance for doubtful accounts has decreased to approximately 22% of our accounts receivable.

     We believe we have remedied the deficiencies in our billing procedures and staffing. Audit tests conducted by Intermedia's and Digex's internal audit staff has confirmed the effectiveness of the remedial actions taken. We are in the process of resolving with our customers existing disputes with respect to outstanding accounts receivable. We expect our allowance for doubtful accounts will be significantly reduced as a percentage of total accounts receivable over time, commencing with the first quarter of 2000, as these disputes are resolved, since customers typically withhold payment of the entire account receivable even though the dispute ordinarily only relates to a modest portion of that account receivable. There can be no assurance we will not encounter billing problems in the future as our rapid growth continues or that we will be able to collect all of our past due accounts receivable.

OUR GROWTH DEPENDS ON OUR ABILITY TO EXPAND DATA CENTER CAPACITY TO MEET ANTICIPATED DEMAND.

     Continuing to expand capacity is critical to achieving our business strategy. This expansion is likely to include the need to add new hardware and software, and may include the opening of additional data centers both in the United States and globally. We recently expanded the capacity of our east and west coast data centers. We intend to add data center capacity over the next five years as justified by customer demand. Our ability to do so successfully depends on:

     - anticipating and planning for future demand levels;

     - having access to sufficient capital; and

     - locating and securing satisfactory data center sites and implementing the build-out of these sites, all of which may require significant lead time.

     If we cannot expand capacity effectively, our growth will suffer and we may not be able to adequately meet the demands of existing customers.

OUR BUSINESS COULD BE HARMED IF OUR MANAGEMENT TEAM, WHICH HAS WORKED TOGETHER FOR ONLY A BRIEF TIME, IS UNABLE TO WORK TOGETHER EFFECTIVELY, OR IF WE ARE UNABLE TO RETAIN AND ATTRACT KEY PERSONNEL.

     We have recently hired key employees and officers, including our President and Chief Executive Officer and our President, Product Management, Engineering and Marketing Group, who joined us in the beginning of July 1999, our President, Sales and Service Delivery Group, who joined us in December 1998, and our Chief Financial Officer, who joined us in January 2000. As a result, our management team has worked together for only a brief time. Our success in significant part depends on the continued services of our senior management personnel, as well as of our key technical and sales personnel.

     We believe our short and long-term success also depends largely on our ability to attract and retain highly skilled technical, managerial and marketing personnel, particularly additional management personnel in the areas of application integration and technical support. Competition for such personnel is intense. We may not be able to hire or retain the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. Our inability to attract and retain such personnel would limit our growth and harm our business.

WE COULD FACE ADDITIONAL COSTS AND OPERATIONAL DISRUPTIONS IN THE FUTURE IF INTERMEDIA DISCONTINUES PROVIDING GENERAL AND ADMINISTRATIVE SERVICES TO US.

     Intermedia has provided and is expected to continue to provide many of our financial, administrative and operational services and related support functions, including treasury, legal, human resources and information management services. Our General and Administrative Services Agreement with Intermedia has an initial two year term which expires in July 2001. Should Intermedia's provision of these services no longer meet our needs or if Intermedia unexpectedly stops providing these services for any reason, we could face significant challenges and costs in transitioning to our own or alternative general and administrative functions. Such a transition and any resulting impairment of our operations could harm our financial results.

REGULATORY AND LEGAL UNCERTAINTIES COULD HAVE SIGNIFICANT COSTS OR OTHERWISE HARM OUR BUSINESS.

     The law in the United States relating to the liability of on-line and Internet service providers for information disseminated through their systems remains largely unsettled. It may also take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. The growth and development of the market for on-line commerce may also prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business on-line. The application of existing laws or promulgation of new laws could require us to expend substantial resources to comply with such laws or discontinue certain service offerings. Increased attention to liability issues could also divert management attention, result in unanticipated expenses and harm our business. Regulation of the Internet may also harm our customers' businesses, which could lead to reduced demand for our services. We are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other government agency, other than as to regulations applicable to business in general. However, in the future we may be subject to regulation by the FCC or other federal or state agencies, which could increase our costs and harm our business. See "Business -- Government Regulation."

OUR BUSINESS PLAN CONTEMPLATES FUTURE INTERNATIONAL OPERATIONS BUT THERE ARE NUMEROUS RISKS AND UNCERTAINTIES IN OFFERING SERVICES OUTSIDE OF THE UNITED STATES.

     We intend to expand into international markets and may build data centers internationally. We cannot be sure that we will be able to successfully sell our services or adequately maintain operations outside the United States. In addition, there are certain risks inherent in conducting business internationally. These include:

     - unexpected changes in regulatory requirements;

     - ability to secure and maintain the necessary physical and telecommunications infrastructure;

     - challenges in staffing and managing foreign operations; and

     - employment laws and practices in foreign countries.

     Any of these could adversely affect our international operations. Furthermore, some foreign governments have enforced laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States. Any one or more of these factors could adversely affect our contemplated future international operations and consequently, our business.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO CONTINUE USING INTELLECTUAL PROPERTY THAT WE LICENSE FROM OTHERS.

     We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain of our proprietary rights. We have no patented technology that would bar competitors from our market. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology.

     We also rely on certain technologies licensed from third parties. We cannot be sure these licenses will remain available to us on commercially reasonable terms or at all. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could harm our business.

WE DID NOT OBTAIN THIRD PARTY CONSENTS IN CONNECTION WITH OUR RECAPITALIZATION, WHICH MAY ALLOW CERTAIN THIRD PARTIES, INCLUDING SOME OF OUR CUSTOMERS, TO ASSERT A BREACH OF A CONTRACT.

     In connection with our initial public offering, Business Internet, our indirect parent company, contributed the Web hosting business to us. This contribution included an assignment of all of the contracts that were part of our business on the date of assignment, including our customer contracts. We elected not to seek consents in connection with this assignment. While the failure to obtain required third party consents could give a third party the ability to assert a breach of the acquired contract, we believe this would be unlikely in the case of the restructuring because all of the assigned contracts were transferred as part of the entire Web hosting business. Nevertheless, we cannot be sure that one or more third parties will not assert a breach of our contracts with them because of our failure to seek or obtain their consents to assignment.

THE MARKET PRICE OF THE SHARES WILL FLUCTUATE.

     The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price to earnings ratios substantially above historical levels which may not be sustained. These broad market factors may adversely affect the market price of our Class A Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE PRICE OF OUR CLASS A COMMON STOCK.

     24,150,000 shares of our Class A Common Stock are currently issued and outstanding. All of the outstanding shares of Class A Common Stock are freely tradable under the Securities Act unless held by our "affiliates," as that term is defined in the Securities Act. Additional shares of Class A Common Stock that may be issued on conversion or exercise of outstanding securities may be sold in the future. In connection with our recent public offering and subject to certain exceptions, our executive officers and directors and Intermedia have agreed to refrain from selling any shares of Common Stock until May 11, 2000. The market price of our Class A Common Stock could drop due to sales of a large number of shares of our Class A Common Stock in the market or the perception that such sales could occur. Historically, market prices of start-up and Internet companies' stocks have been particularly susceptible to such fluctuations. These factors could also make it more difficult to raise funds through future offerings of common stock.

THE GREATER VOTING POWER OF OUR CLASS B COMMON STOCK, AS WELL AS SOME PROVISIONS OF THE DELAWARE ANTI-TAKEOVER LAW AND OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS, COULD DISCOURAGE A TAKEOVER OF DIGEX AND ADVERSELY AFFECT THE PRICE OF THE CLASS A COMMON STOCK.

     Our board of directors has the authority to issue up to 4,900,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of any of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue additional shares of preferred stock and any issuance of preferred stock is subject to restrictions under the Intermedia indentures. We are also subject to certain provisions of Delaware law which could have the effect of delaying, deterring or preventing a change in control of Digex, including Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. In addition, our certificate of incorporation and bylaws contain certain provisions that, together with Intermedia's voting power and ownership of Class B Common Stock, could discourage potential takeover attempts and make attempts by stockholders to change management more difficult.

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS, WHICH COULD DIFFER FROM ACTUAL RESULTS.

     Some of the statements in this Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. Examples of forward-looking statements include discussions relating to:

     - plans to expand our existing Web site hosting services and application hosting services;

     - introductions of new products and services;

     - proposals to build new data centers in various geographic areas;

     - estimates of market sizes and addressable markets for our services and products; and

     - Statements regarding the future course of our relationship with Intermedia.

     We wish to caution you that all the forward-looking statements contained in this document are only estimates and predictions. Our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. Such risks, uncertainties and assumptions include, but are not limited to, those discussed in this Form 10-K.

ITEM 2.  PROPERTIES

     We currently lease office space for our corporate headquarters, administrative offices, and regional sales office in Beltsville, Maryland. We also lease space for our east coast data center in Beltsville and our west coast data center in northern California.

     As of December 31, 1999, our total property and equipment in service consisted of buildings (7%), electronic and computer equipment (54%), computer software (12%), furniture and fixtures (1%), and leasehold improvements (26%). Such properties do not lend themselves to description by character and location of principal units. Substantially all of our telecommunications equipment is housed in multiple leased facilities on the east and west coast. We believe that our properties are adequate and suitable for their intended purposes.

DATA CENTER INFRASTRUCTURE

     We presently operate highly secure, fault-tolerant data centers specifically designed for the non-stop 24-hour a day hosting of Web sites and Web-based applications. Our east coast data center is strategically located near major network access points in the Washington, D.C. metropolitan area. Our west coast data center is situated near the western network access points and the headquarters of many of our strategic technology providers. We recently expanded our total data center capacity and expect to add additional data center capacity over the next five years as appropriate to meet anticipated customer and market demand.

     Our data centers combine the predictability and control of traditional mainframe-based data centers with the network access and capacity required for today's Internet-based computing. Our data centers are designed to provide consistently high service levels while permitting customers to rapidly deploy new and strategic applications without substantially increasing cost or incurring risk.

     The physical infrastructure and security controls of our data centers have been designed to support rigorous requirements for secure data storage and processing. Specifically, our data centers offer the following major physical benefits to our customers:

     - state-of-the-art physical security;

     - multi-redundant mechanics, utilities and environmental controls;

     - high-performance multi-network points of presence (WebPOPs); and

     - fully-integrated customer work areas.

     State-of-the-art physical security. Our data centers include multiple separate computer rooms offering customers a high degree of containment and isolation from accidents or disasters occurring within or outside of each data center. Physical security has been implemented through tightly controlled security zones requiring both access card and biometric identification. Each data center has five security zones that require separate access levels to gain entry. Our highest security zones include computer rooms physically constructed as a building-within-a-building, with fire suppression and other controls separate from the remainder of the data center. Fencing above the ceiling and below the raised floor isolate each security zone. Over 100 surveillance cameras record movement through the data centers and security guards provide real-time visibility. Our cooling towers are surrounded by security fences and monitored by cameras. Our dual 20,000 gallon diesel fuel tanks are safely buried underground.

     Multi-redundant mechanics, utilities and environmental controls. Within each data center, separate mechanical rooms exist adjacent to each computer room. These mechanical rooms house all cooling and mechanical equipment, eliminating the possible introduction of liquid into the computer rooms from equipment leakage. We use redundant uninterruptible power supply systems and redundant diesel generators, to ensure the power system is capable of maintaining power to the data center in the event of any component failure. Cooling and environmental controls for each data center are designed to monitor and ensure proper temperature and humidity.

     High-performance WebPOPs. Our data centers include physically separated WebPOPs, which are network points of presence within our data centers. These WebPOPs provide high-performance, reliable networking connectivity to multiple national Internet backbone carriers for our customers. Telecommunications circuits enter the data centers through multiple points from diverse service providers. Multiple points of presence ensure continued operation of service without degradation in the unlikely event of a cable cut or local carrier network outage.

     Fully integrated customer work areas. Our data centers include separate, private customer work areas. These work areas are isolated from the security zones that house our servers, permitting customers to work on-site as necessary. These work areas provide computing and personal resources, such as customer breakrooms and wash areas.

ITEM 3.  LEGAL PROCEEDINGS

     We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock trades on The Nasdaq Stock Market under the symbol "DIGX". As of December 31, 1999, based upon 39 holders of record and an estimate of the number of individual participants represented by security position listings, there are approximately 8,603 beneficial holders of our Class A Common Stock. All of our outstanding Class B Common Stock is held by Intermedia Financial Company. The approximate high and low prices for our Class A Common Stock are as reported by The Nasdaq Stock Market and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                                                   BID PRICE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Third quarter (from July 29, 1999)..........................  $33.6250   $14.6250
Fourth quarter..............................................   90.0000    21.1880

DIVIDEND POLICY

     We do not anticipate paying any dividends on any of our common stock in the foreseeable future. Moreover, because we are subject to restrictions under the Intermedia indentures, we are effectively prohibited from paying dividends. We may also incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends.

  Recent Sales of Unregistered Securities.

     On January 12, 2000, Digex issued 50,000 shares of Series A Preferred Stock and warrants to purchase 532,500 shares of Class A Common Stock, with an exercise price of $57.00 per share, to Microsoft Corporation for an aggregate consideration of $50.0 million. On January 12, 2000, Digex also issued 50,000 shares of Series A Preferred Stock and warrants to purchase 532,500 shares of Class A Common Stock, with an exercise price of $57.00 per share, to CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate consideration of $50.0 million of which $35.0 million was paid in cash and $15.0 million was paid in the form of equipment credits granted to Digex. The 100,000 shares of Series A Preferred Stock are convertible into an aggregate of approximately 1,462,000 shares of Class A Common Stock. Based on representations by the purchasers the issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

  Use of Proceeds from a Sale of Registered Securities

     On July 29, 1999, the Registration Statement relating to our initial public offering (Commission File No. 333-77105) was declared effective. The net proceeds of the offering were approximately $178.9 million.

     Under the terms of Intermedia's indentures, described under "Risk
Factors -- Digex is controlled by Intermedia, which could involve multiple risks for you as a stockholder," we are required to use all of the net proceeds of our recent offerings to purchase Telecommunications Related Assets. Telecommunications Related Assets mean assets used in connection with the business of: (1) transmitting, or providing services relating to the transmission of, voice, video or data through owned or leased transmission facilities; (2) creating, developing and marketing communications related network equipment, software and other devices for use relating to (1); or (3) evaluating, participating in or pursuing any other activity or opportunity that is related to those identified in (1) or (2); all as determined in good faith by the board of directors of Intermedia. We have entered into a letter agreement with Intermedia pursuant to which Intermedia will purchase from us, at our cost, some of the Telecommunications Related Assets purchased with the net proceeds of our recent offerings. Intermedia is expected to pay us for these Telecommunications Related Assets to the extent necessary with funds not subject to restrictions under the Intermedia indentures that we will use for working capital purposes and to fund operating losses. The amounts actually expended for such capital expenditures and working capital purposes may vary significantly, depending on a number of factors, including our future revenues and Intermedia's availability of funds.

     At December 31, 1999, the end of the period covered by this report, we used $80.8 million of the proceeds of our initial public offering to purchase Telecommunications Related Assets held by us and $25.3 million for the purchase of Telecommunications Related Assets subsequently sold to Intermedia. The proceeds of the sales of assets to Intermedia were unrestricted and were used to fund our operating expenses.

ITEM 6.  SELECTED FINANCIAL AND OTHER OPERATING DATA

     The following table sets forth selected historical financial data of Digex for the period from July 7, 1997, the date of acquisition by Intermedia of the Web site hosting unit (the "Predecessor"), to December 31, 1997, and the years ended December 31, 1998 and 1999 and of the Predecessor for the year ended December 31, 1996 and the period from January 1, 1997 to July 6, 1997. The selected historical financial data has been derived from Digex's and the Predecessor's audited financial statements which have been audited by Ernst & Young LLP, independent certified public accountants.

     The following table also sets forth pro forma financial information of Digex for the year ended December 31, 1997. The pro forma financial information gives effect to the purchase by Intermedia of the Predecessor as if such acquisition had occurred on January 1, 1997. The presentation of pro forma financial information was made to permit useful comparison of results of operations between periods presented. This pro forma financial information is not necessarily indicative of the operating results Digex would have achieved if the Predecessor had been acquired on January 1, 1997. The relationship between Business Internet and the Predecessor is more fully described in Note 1 to the financial statements.

     In the following table, basic and diluted net loss per share have been calculated assuming that the common shares issued in connection with our recapitalization in April 1999 were outstanding for all periods of Digex presented, and giving effect to the 50,000-for-one stock split of our Class B Common Stock effected in July 1999 prior to the closing of our initial public offering.

     The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and our financial statements and related notes, included elsewhere in this report.

                                   PREDECESSOR                                        DIGEX
                          ------------------------------   ------------------------------------------------------------
                                    HISTORICAL               HISTORICAL      PRO FORMA(1)           HISTORICAL
                          ------------------------------   ---------------   ------------   ---------------------------
                                                             PERIOD FROM
                                                            JULY 7, 1997
                                                              (DATE OF
                           YEAR ENDED      PERIOD FROM     ACQUISITION) TO    YEAR ENDED     YEAR ENDED     YEAR ENDED
                          DECEMBER 31,   JANUARY 1, 1997    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                              1996       TO JULY 6, 1997        1997             1997           1998           1999
                          ------------   ---------------   ---------------   ------------   ------------   ------------
                                                                             (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Revenues................  $     2,803      $     4,420       $     7,192     $    11,612    $    22,635    $    59,786
Costs and expenses:
  Cost of operations....        2,002            4,149             1,739           2,808          6,710          9,656
  Cost of services......          684            1,817             1,611           3,428          7,044         21,750
  Selling, general and
    administrative......        3,194            7,001             6,087          13,088         17,512         70,213
  Deferred
    compensation........           --               --                --              --             --          1,299
  Depreciation and
    amortization........          591              519             2,753           4,850          8,109         29,070
  Charge off of
    purchased in-process
    research and
    development.........           --               --            15,000(2)       15,000(2)          --             --
                          -----------      -----------       -----------     -----------    -----------    -----------
         Total costs and
           expenses.....        6,471           13,486            27,190          39,174         39,375        131,988
                          -----------      -----------       -----------     -----------    -----------    -----------
Loss from operations....       (3,668)          (9,066)          (19,998)        (27,562)       (16,740)       (72,202)
Other income (expense):
  Interest expense......           --               --                --              --             --         (1,094)
Interest and other
  income................           --               --                --              --             --          3,458
                          -----------      -----------       -----------     -----------    -----------    -----------
Net loss before income
  tax benefit...........       (3,668)          (9,066)          (19,998)        (27,562)       (16,740)       (69,838)
Income tax benefit......           --               --             1,440           4,710(4)         159          4,839
                          -----------      -----------       -----------     -----------    -----------    -----------
Net loss................  $    (3,668)     $    (9,066)      $   (18,558)    $   (22,852)   $   (16,581)   $   (64,999)
                          ===========      ===========       ===========     ===========    ===========    ===========
Net loss per common
  share:
  Basic.................  $        --      $        --       $     (0.37)    $     (0.46)   $     (0.33)   $     (1.19)
                          ===========      ===========       ===========     ===========    ===========    ===========
  Diluted...............  $        --      $        --       $     (0.37)    $     (0.46)   $     (0.33)   $     (1.19)
                          ===========      ===========       ===========     ===========    ===========    ===========
Shares used in computing
  pro forma basic and
  diluted net loss per
  share.................           --               --        50,000,000      50,000,000     50,000,000     54,726,027
OTHER DATA:
EBITDA before certain
  charges(3)............  $    (3,077)     $    (8,547)      $    (2,245)    $    (7,712)   $    (8,631)   $   (41,833)
Net cash used in
  operating
  activities............       (2,565)          (7,172)           (6,079)        (13,251)       (10,930)       (20,515)
Net cash used in
  investing
  activities............       (1,445)          (1,004)          (55,237)        (56,241)       (30,969)      (170,193)
Net cash provided by
  financing
  activities(4).........        4,010            8,176            61,316          69,492         41,899        279,486
Capital expenditures....        1,445            1,004             8,016           9,020         30,969        170,396

                                                      PREDECESSOR                      DIGEX
                                                      ------------   ------------------------------------------
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1996           1997           1998           1999
                                                      ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents(5)........................    $    --        $    --        $    --        $ 88,778
Working capital.....................................     (1,237)          (351)         1,231          74,778
Property and equipment, net.........................      2,599         12,930         39,059         205,903
Total assets........................................      3,173         49,693         77,739         344,309
Long-term note payable, including current portion...         --             --             --           3,712
Capital lease obligations, including current
  portion...........................................      1,745          1,980          2,089          16,567
Total Stockholders'/Owner's equity..................        342         45,527         70,845         290,189

---------------

(1) The pro forma statement of operations data for the year ended December 31, 1997, represents the combining of the historical Predecessor statement of operations data for the period from January 1, 1997 to July 6, 1997 and the historical Digex statement of operations data for the period from July 7, 1997 to December 31, 1997, as adjusted for the following items:

       - A decrease in cost of operations of $3,080 which represents reduced network expenses.

       - An increase in depreciation and amortization of $1,578 which represents amortization of intangible assets arising from the acquisition.

       - An increase in income tax benefit of $3,270 which represents the income tax effect of purchase accounting adjustments.

(2) This amount represents a one-time charge to operations for charge off of purchased in-process research and development related to the Predecessor in connection with Intermedia's purchase of Business Internet on July 7, 1997.

(3) EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, depreciation and amortization, and the charge off of purchased in-process research and development. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web site and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the financial statements and notes thereto contained elsewhere in this report for more detailed information.

(4) Net cash provided by financing activities includes capital contributions of $4,010, $7,626, $64,085, $41,899 and $102,007 for the year ended December
    31, 1996, the period from January 1, 1997 to July 6, 1997, the period from July 7, 1997 to December 31, 1997, and the years ended December 31, 1998 and 1999, respectively.

(5) Prior to our initial public offering in July 1999, we participated in Intermedia's and the Predecessor's centralized cash management system, and, as a result, did not carry cash balances on our financial statements for any period prior to the initial public offering. Since that date, we have maintained and reported cash balances on our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of managed Web hosting services to businesses operating mission-critical, multi-functional Web sites. In addition, we provide Web hosting services to the rapidly growing number of application service providers enabling them to more efficiently deliver their application services to their customers over the Internet. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web site hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 550 customers. As of December 31, 1999, we managed approximately 2,300 Windows NT and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States.

     Our revenues grew at a compounded annual growth rate of 177% between 1996 and 1999, from $2.8 million in 1996 to $59.8 million in 1999. We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth.

     Revenue. Our revenues consist primarily of monthly fees from our managed Web site and application hosting services. Contracts for these services are typically between one and three years in length. In addition to Web site and application hosting, we also offer enterprise services and consulting services and believe that we will begin to derive increasing amounts of revenues from the sale of these services in the future.

     Cost and Expenses.  Cost and expenses include:

          - cost of operations;

          - cost of services;

          - selling, general and administrative expenses;

          - deferred compensation; and

          - depreciation and amortization expense.

     Cost of operations consist primarily of the costs for our network connectivity and firewall services. We expect our network connectivity requirements to grow in conjunction with the growth of our overall business and accordingly expect these costs to increase in the future.

     Cost of services consist primarily of facilities administration expenses including rent, maintenance and utilities to support our data centers and salaries and related benefits for our technical operations. We expect our cost of services to increase in dollar amount but to decline as a percentage of revenue due to economies of scale and expected improvements in technology and productivity.

     Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, provision for doubtful accounts and other miscellaneous expenses. We expect selling, general and administrative expenses in the future to increase in dollar amount but to decline as a percentage of revenue.

     Deferred compensation expense is recorded to amortize the resulting deferred compensation cost over the four-year vesting period of the options. Stock options were granted by us to certain employees at exercise prices below market value.

     Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets. We expect these expenses to increase due to our plans to invest significant capital to expand our data center capacity.

PLAN OF OPERATION

     We plan to expand our Web site and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and web enabled business applications. In the fourth quarter of 1999, we completed the expansion of our state-of-the-art data centers on the east and west coasts of the United States. We anticipate that these expanded data centers, when operating at full capacity, will support servers generating approximately $500 million in annualized revenue. In addition, we believe that the new data centers will place us in a stronger competitive position to successfully provide outsourced solutions of scalable Web site and application hosting solutions. We also offer value added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

RESULTS OF OPERATIONS

     The following table presents certain information derived from our audited financial statements for the years ended December 31, 1997, 1998, and 1999 expressed as a percentage of revenue. For the purposes of the following discussion and analysis, the results of operations of the Predecessor for the period from January 1, 1997 to July 6, 1997, have been adjusted to reflect the acquisition of Business Internet by Intermedia as if the acquisition had occurred at the beginning of 1997 and have been combined with the results of our operations for the period from July 7, 1997 (date of acquisition) to December 31, 1997. This computation was done to permit useful, complete year comparisons between the results for 1997, 1998, and 1999. However, this pro forma information is not necessarily indicative of the operating results we would have achieved if the Predecessor had been acquired on January 1, 1997.

                                                                              DIGEX
                                                            ------------------------------------------
                                                             PRO FORMA             HISTORICAL
                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1997           1998           1999
                                                            ------------   ------------   ------------
                                                            (UNAUDITED)
Revenues..................................................     100.0%        100.0%          100.0%
Costs of expenses:
  Cost of operations......................................       24.2          29.6            16.2
  Cost of services........................................       29.5          31.1            36.4
  Selling, general and administrative.....................      112.7          77.5           117.4
  Deferred compensation...................................         --            --             2.2
  Depreciation and amortization...........................       41.8          35.8            48.6
  Charge off of purchased in-process research and
     development..........................................      129.2            --              --
                                                               ------         -----          ------
          Total costs and expenses........................      337.4         174.0           220.8
                                                               ------         -----          ------
Loss from operations......................................     (237.4)        (74.0)         (120.8)
Other income (expense):
     Interest expense.....................................         --            --            (1.8)
     Interest and other income............................         --            --             5.8
                                                               ------         -----          ------
Net loss before income tax benefit........................     (237.4)        (74.0)         (116.8)
Income tax benefit........................................       40.6            .7             8.1
                                                               ------         -----          ------
          Net loss........................................     (196.8)%       (73.3)%        (108.7)%
                                                               ------         -----          ------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  Revenue

     Total revenue increased 164.6% to $59.8 million in 1999 compared to $22.6 million in 1998. The increase in revenue was due primarily to new customer growth and to an increase in the number of servers per customer and revenue per server. Our installed base of servers increased 120.5% from 1,048 at December 31, 1998 to 2,311 at December 31, 1999.

  Cost of Operations

     Cost of operations increased 43.3% to $9.6 million in 1999 compared to $6.7 million in 1998. The increase was primarily due to additional network costs resulting from our expanded customer base and increase in service offerings since December 31, 1998. In addition, there were more servers on line since December 31, 1998. As a percentage of revenue, cost of operations decreased to 16.2% in 1999 compared to 29.6% in 1998 as a result of improved network utilization associated with the revenue improvement discussed above.

  Cost of Services

     Cost of services increased 210.0% to $21.7 million in 1999 compared to $7.0 million in 1998. The increase was due primarily to increased facilities and engineering costs to support our growth and to support the expansion of our data centers. As a percentage of revenue, cost of services increased to 36.4% in 1999 compared to 31.1% in 1998.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 301.1% to $70.2 million in 1999 compared to $17.5 million in 1998. As a percentage of revenue, total selling, general and administrative expenses increased to 117.4% in 1999 compared to 77.5% in 1998 due primarily to the significant administrative requirements to support our growth strategy. During 1998, the managed Web site and application hosting business operated as part of a wholly owned subsidiary of Intermedia. During 1999, as part of our growth strategy, we continued building up our infrastructure to operate as a separate public company. Increases in selling, general and administrative expenses for 1999 include the costs associated with an increased employee base, advertising campaigns, back office support (including the General and Administrative Services Agreement with Intermedia), an increased provision for doubtful accounts receivable, and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web site and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future.

  Deferred Compensation

     During 1999, we granted stock options to certain employees at exercise prices below market value. As a result, we recorded approximately $12.2 million and $1.3 million of deferred compensation in the third and fourth quarter of 1999, respectively, to be expensed over the four-year vesting period of the options.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 258.0% to $29.0 million in 1999 compared to $8.1 million in 1998. The increase was principally due to additional servers and other facilities and equipment placed in service since December 31, 1998. We expect increases in depreciation charges next year due to the continued expansion of our data centers and due to future increased server installations.

  Interest Expense

     Interest expense of $1.1 million in 1999 resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999 and a note payable issued by us during the third quarter of 1999.

  Interest and Other Income

     Interest and other income of $3.5 million resulted principally from interest earned on the cash proceeds from the initial public offering completed in August 1999.

  Net Loss Before Income Tax Benefit

     Net loss before income tax benefit increased 318.0% to $(69.8) million in 1999 compared to $(16.7) million in 1998. As more fully discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenues.

  Income Tax Benefit

     In connection with Intermedia's contribution of assets on April 30, 1999, we recorded a deferred tax liability, net of deferred tax assets, of $4.8 million. The deferred tax liability was related to certain identifiable intangible assets. Since the date of the contribution, we experienced taxable losses and non-deductible expenses that resulted in recognition of deferred tax assets in excess of the deferred tax liability. Accordingly, we recorded a $4.8 million deferred tax benefit during the second quarter of 1999.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, increased 386.0% to $(41.8) million in 1999 compared to $(8.6) million in 1998. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of our expenses during our planned expansion. In addition, we expect to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, depreciation and amortization, and the charge off of purchased in-process research and development. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web site and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the financial statements and notes thereto contained elsewhere in this report for more detailed information.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PRO FORMA YEAR ENDED DECEMBER 31, 1997

  Revenue

     Revenues were $22.6 million for the year ended December 31, 1998, compared to $11.6 million for the year ended December 31, 1997, an increase of 94.9%. The $11.0 million increase in revenue was a result of our increased marketing efforts, and market acceptance of our new products, resulting in growth in our number of customers. We also experienced increases in revenue from existing customers through upgrades and value-added services. This translated into higher average revenues per server. Additionally, during 1998 we increased the number of quota-bearing sales representatives.

  Cost of Operations

     Our cost of operations was $6.7 million for the year ended December 31, 1998, compared to $2.8 million for the year ended December 31, 1997. The $3.9 million increase was due to increased network capacity requirements necessary to support our growing business. In addition, we also experienced an increase in the average network bandwidth per server. As a percentage of revenue, the cost of operations increased to 29.6% in 1998 from 24.2% in 1997 primarily as a result of our purchasing added network capacity per server in 1998 as compared to 1997 to improve customer Web site performance.

  Cost of Services

     Our cost of services was $7.0 million for the year ended December 31, 1998, compared to $3.4 million for the year ended December 31, 1997. The $3.6 million increase was due primarily to the hiring of additional engineering and operations staff to support our expanded customer base. As a percentage of revenue, the cost of services increased to 31.1% in 1998 from 29.5% in 1997.

  Selling, General and Administrative

     Our selling, general and administrative expenses increased to $17.5 million for the year ended December 31, 1998, compared to $13.1 million for the year ended December 31, 1997. The $4.4 million increase was due to higher commission expenses associated with our increased sales levels as well as increases in our administrative headcount. As a percentage of revenue, the expenses decreased to 77.5% in 1998 from 112.7% in 1997 due to economies of scale.

  Depreciation and Amortization

     Depreciation and amortization increased to $8.1 million for the year ended December 31, 1998, compared to $4.9 million for the year ended December 31, 1997. The $3.2 million increase was largely due to increased capital expenditures for servers and other data center related equipment.

  Income Tax Benefit

     Our income tax benefit decreased to $159,000 for the year ended December 31, 1998, compared to $4.7 million for the year ended December 31, 1997. The 1998 income tax benefit represents the recognition of a portion of the benefits associated with 1998 tax net operating loss. Benefits were recognized in 1998 to the extent of unused deferred tax credits originating in previous periods.

  Net Loss

     Net losses decreased to $(16.6) million for the year ended December 31, 1998, compared to $(22.9) million for the year ended December 31, 1997.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, decreased 11.9% to negative $8.6 million in 1998 compared to negative $7.7 million in 1997. The decrease is primarily attributable to costs associated with the Company's growth strategy. In addition, the Company expects to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, depreciation and amortization, and the charge off of purchased in-process research and development. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web site and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the financial statements and notes thereto contained elsewhere in this report for more detailed information.

LIQUIDITY AND CAPITAL RESOURCES

     We have used cash in our operating and investing activities during all periods since inception. These cash usages have been funded by permanent contributions to capital. Such contributions amounted to $24.5 million, $41.9 million and $148.3 million in 1997 (pro forma), 1998 and 1999, respectively. Since the date of our initial public offering, there have been no permanent capital contributions made by Intermedia.

     Net cash used in operating activities in 1997 (pro forma), 1998, and 1999 was $13.3 million, $10.9 million and $20.5 million, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

     Net cash used for investing activities in 1997 (pro forma), 1998 and 1999 was $56.2 million, $31.0 million and $170.2 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, as well as leasehold improvements, furniture and fixtures and computers and other equipment. Additionally, in July of 1997, goodwill and other intangible assets were allocated to us for separate reporting purposes, and shown as a use of cash. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

     We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase our employee base to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and Compaq.

     Prior to the date of our initial public offering, our capital expenditures and operating expenses were principally funded by Intermedia. On August 4, 1999, we sold 11,500,000 shares of Class A Common Stock in our initial public offering. The net proceeds from the offering were approximately $178.9 million.

     On January 12, 2000, we sold 100,000 shares of our Series A Preferred Stock and warrants to purchase 1,065,000 shares of Class A Common Stock to Microsoft and a subsidiary of Compaq for aggregate gross proceeds of $100.0 million, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. The Series A Preferred Stock has an aggregate liquidation preference of $100,000,000 and is convertible into approximately 1,462,000 shares of Class A Common Stock. The warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of our Class A Common Stock on the transaction commitment date). The proceeds from the offering will be allocated between the Series A Preferred Stock and the Warrants based upon their relative fair values, which have not yet been determined by us. Following the allocation, the Series A Preferred Stock will be accreted up to its liquidation preference through charges to retained earnings.

     To the extent necessary to perform our obligations under our agreement with Compaq, the proceeds from the investment by a subsidiary of Compaq will be used toward the development of a platform for the delivery of high-performance application hosting services, which will include capital expenditures and research and development expenditures. Therefore, we do not expect the proceeds of the investment by a subsidiary of Compaq to be available for general corporate purposes. We also intend to use the proceeds of the investment by Microsoft to fund this development project.

     On February 16, 2000, we completed a public offering of 12,650,000 shares of our Class A Common Stock. We sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171.7 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering.

     The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and Compaq must be used to purchase Telecommunications Related Assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we have made arrangements with Intermedia to sell to Intermedia certain Telecommunications Related Assets that are purchased by Digex with the net proceeds of these offerings. The assets are sold to Intermedia for cash at our cost. As of December 31, 1999, we had received approximately $25.3 million from Intermedia related to the sale of Telecommunications Related Assets. These proceeds were unrestricted and were used to fund our operating expenses. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities."

     Cash payments for capital assets for the year ended December 31, 1999 were approximately $170.4 million. As more fully discussed in the footnotes to the financial statements, Digex was capitalized by Intermedia's contribution of assets and certain liabilities amounting to approximately $115.1 million on April 30, 1999. Additionally, beginning May 1, 1999 and through the date of the initial public offering, Intermedia contributed additional capital of $48.1 million to Digex, principally by way of contributions of telecommunications assets. Finally, Intermedia assigned two capital leases for data centers with a value of $17.1 million to Digex in the second quarter of 1999.

     We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. Subject to the limitations discussed under the caption "Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities", we believe we have sufficient capital to sustain our current operations and capital expenditure plans into the first half of 2001. We intend to continue to seek funding from external sources to meet our cash needs subsequent to that date. There can be no assurance that such funding will be available on terms satisfactory to us.

     In addition, we have from time to time held, and continue to hold, preliminary discussions with (a) potential investors (i.e. strategic investors in the same or a related business and financial investors) who have expressed an interest in making an investment in or acquiring us, (b) potential joint venture partners looking toward the formation of strategic alliances that would expand our product offerings or improve our services without necessarily requiring an additional investment in or by us and (c) companies that represent potential acquisition opportunities for us. We cannot assure you that any agreement with any potential strategic or financial investor, joint venture partner or acquisition target will be reached nor does management believe that any such transaction is necessary to successfully implement our strategic plans.

     Alternatively, Intermedia may be able to advance funds to us to meet our requirements, but it has no obligation to do so. Although Intermedia has advised us that it intends to use most of the proceeds from its sale of shares in our recent offering to reduce its outstanding debt, Intermedia is and will continue to be highly leveraged. At December 31, 1999, Intermedia had outstanding approximately $3.2 billion of debt and other liabilities including trade payables, and a total of approximately $916.8 million of obligations with respect to four outstanding series of preferred stock. In addition, as of December 31, 1999, Intermedia borrowed $50.0 million under its $100.0 million credit facility. The credit facility borrowing was repaid in February 2000. In addition, Intermedia recently received a commitment from the banks to increase the size of its facility, although it is under no obligation to do so. Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as dividends on and the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. For the year ended December 31, 1999, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock. Because of the restrictions in the Intermedia indentures, Intermedia has only a limited amount of cash that may be used to fund working capital and operating losses. Consequently, Intermedia may not be able to provide us with a source of funds for our working capital or operating losses. An affiliate of Kohlberg Kravis Roberts & Co. has recently made a $200.0 million equity investment in Intermedia. The proceeds of that equity investment may be used by Intermedia, at its discretion, to fund our working capital and operating losses.

     Intermedia has from time to time held, and continues to hold, preliminary discussions with (a) potential investors (i.e. strategic investors in the same or a related business and financial investors) who have expressed an interest in making an investment in or acquiring Intermedia, (b) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of Intermedia's network or services without necessarily requiring an additional investment in or by Intermedia and (c) companies that represent potential acquisition opportunities for Intermedia. We cannot assure you that any agreement with any potential strategic or financial investor, joint venture partner or acquisition target will be reached. In addition, we cannot predict the impact of any possible transaction on the ability of Intermedia to purchase Telecommunications Related Assets from us to fund our operating expenses or the future cost of services we currently purchase from Intermedia

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. To date, we have not experienced any significant Year 2000 problems.

     As of December 31, 1999, we had spent $2.3 million on external costs, $1.7 million on internal costs, and $0.6 million on hardware and software costs pursuant to our compliance program. The internal costs are comprised of employee hours, and external costs are comprised of outside consultant costs. The costs presented do not include system upgrades that would otherwise result as part of our capital expenditure program.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. See "Risk
Factors -- This report includes forward-looking statements which could differ from actual results."

INCOME TAXES

     We account for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For the period ended December 31, 1999, we recorded a deferred tax benefit of $4.8 million. At December 31, 1999, a full valuation allowance was provided on net deferred tax assets of $18.5 million based upon our deficit in earnings and the uncertainty surrounding our ability to recognize such assets. The valuation allowance relates primarily to a net operating loss carryforward. Income tax accounting information is disclosed in Note 7 to the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

     While our long-term note payable bears an effective fixed interest rate, the fair market value of our fixed rate long-term note payable is sensitive to changes in interest rates. We run the risk that market rates will decline, and the required payments will exceed those based on current market rates. Under our current risk management policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in the Company's proxy statement to be filed in connection with the annual meeting of stockholders, to be held on May 19, 2000 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the information captioned "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Comparative Stock Performance" to be included in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference from the information captioned "Beneficial Ownership" to be included in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by the Item 13 is incorporated by reference from the information captioned "Certain Relationships and Related Transactions" to be included in the Proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors -- The Company...............   F-1
Report of Independent Auditors -- Predecessor...............   F-2
Balance Sheets as of December 31, 1998 and 1999.............   F-3
Statements of Operations for the Period from January 1, 1997 to July 6, 1997, the Period from July 7, 1997 (Date of
  Acquisition) to December 31, 1997, and the Years Ended
  December 31, 1998 and 1999................................   F-4
Statements of Changes in Stockholders'/Owner's Equity
  (Deficit) for the Period from January 1, 1997 to July 6,
  1997, the Period from July 7, 1997 (Date of Acquisition)
  to December 31, 1997, and the Years Ended December 31,
  1998 and 1999.............................................   F-5
Statements of Cash Flows for the Period from January 1, 1997 to July 6, 1997, the Period from July 7, 1997 (Date of
  Acquisition) to December 31, 1997, and the Years Ended
  December 31, 1998 and 1999................................   F-6
Notes to Financial Statements...............................   F-7
FINANCIAL STATEMENT SCHEDULES
Schedule II -- Valuation and Qualifying Accounts............  F-21

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

REPORTS ON FORM 8-K

     The following Current Report on Form 8-K was filed during the fourth quarter of 1999:

     Digex filed a Current Report on Form 8-K, dated November 3, 1999, reporting under Item 5 the issuance of a press release discussing the Company's third quarter results. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

EXHIBIT                               EXHIBIT INDEX
NUMBERS                                DESCRIPTION
-------                                -----------
  2.1      --  Contribution Agreement by and between Digex and Business
               Internet, Inc., dated as of April 30, 1999.*
  2.2      --  Assignment and Assumption Agreement by and between Digex and
               Business Internet, Inc., dated as of April 30, 1999.*
  2.3      --  Trademark Assignment by and between Digex and Business
               Internet, Inc., dated as of April 30, 1999.*
  2.4      --  Bill of Sale to the Contribution Agreement, dated as of
               April 30, 1999.*
  3.1      --  Certificate of Incorporation of Digex, as amended to date.**
  3.2      --  Bylaws of Digex.*
  3.3      --  Certificate of Designation for the Series A Preferred
               Stock.**
  4.1      --  See the Certificate of Incorporation of Digex, as amended to date, filed as Exhibit 3.1.
  4.2      --  Warrant Agreement, dated as of January 12, 2000, among
               Digex, Microsoft Corporation and CPQ Holdings, Inc.**
  4.3      --  Registration Rights Agreement, dated as of January 12, 2000, among Digex, Microsoft Corporation and CPQ Holdings, Inc.**
 10.1      --  Intentionally Omitted.
 10.2      --  Lease by and between Intermedia and Intel Corporation, dated as of November 10, 1998.*
 10.3      --  Lease by and between Intermedia and Ammendale Commerce
               Center Limited Partnership, dated as of April 15, 1998.*
 10.4      --  Lease by and between Intermedia and 1111 19th Street
               Associates, dated as of July 23, 1998.*
 10.5      --  Contract for Construction by and between Intermedia and R.W.
               Murray Company, d/b/a The Murray Company, dated as of
               February 19, 1999.*
 10.6      --  Contract for Construction by and between Intermedia and R.W.
               Murray Company, d/b/a The Murray Company, dated as of
               January 4, 1999.*
 10.7      --  Software License and Services Agreement by and between Digex and Oracle Corporation, dated as of May 27, 1999.*
 10.8      --  License Agreement by and between Digex and Microsoft
               Corporation.*
 10.9      --  Consulting Letter Agreement by and between Digex, Intermedia and Andersen Consulting LLP, dated as of April 1, 1999.*
 10.10     --  Internet Transit Services Agreement (East Coast) between
               Digex and Business Internet, Inc., dated as of April 30,
               1999.(1)*
 10.11     --  Internet Transit Services Agreement (West Coast) between
               Digex and Business Internet, Inc., dated as of April 30,
               1999.(1)*
 10.12     --  Managed Firewall Services Agreement between Digex and
               Business Internet, Inc., dated as of April 30, 1999.(1)*

                                       EXHIBIT INDEX
EXHIBITS
NUMBERS                                 DESCRIPTION
--------                                -----------
  10.13     --  Employment Letter dated June 29, 1999 between Digex and Mark
                K. Shull, and amendments thereto.(2)**
  10.14     --  Employment Letter dated December 14, 1998 between Digex and
                Nancy G. Faigen, and amendments thereto.(2)**
  10.15     --  Employment Letter dated July 9, 1999 between Digex and
                Rebecca Ward, and amendments thereto.(2)**
  10.16     --  Employment Letter dated July 9, 1999 between Digex and Bryan
                T. Gernet, and amendments thereto.(2)**
  10.17     --  Employment Letter dated December 15, 1999 between Digex and
                Timothy M. Adams, and amendments thereto.(2)**
  10.18     --  Employment Letter dated September 11, 1996 between Digex and
                Robert B. Patrick, and amendments thereto.(2)**
  10.19     --  Digex Long-Term Incentive Plan.(2)**
  10.20     --  Intermedia 1996 Long-Term Incentive Plan.(2)**
  10.21     --  General and Administrative Services Agreement between Digex and Intermedia, dated as of April 30, 1999.*
  10.22     --  Amendment No. 1, dated as of January 17, 2000, to General and Administrative Services Agreement between Digex and
                Intermedia.**
  10.23     --  Use of Proceeds Agreement between Digex and Intermedia, dated as of June 2, 1999.**
  10.24     --  Use of Proceeds Agreement between Digex and Intermedia, dated as of January 11, 2000.**
  10.25     --  Use of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000.**
  10.26     --  Expense Summary and Indemnity Arrangement Agreement between
                Digex and Intermedia, dated as of January 24, 2000.**
  23.1      --  Consent of Ernst & Young LLP.
  27.1      --  Financial Data Schedule (for SEC use only).

---------------

(1) Confidential treatment of certain provisions of this exhibit was requested and granted by the Commission in connection with the filing of Digex's registration statement on Form S-1 (Commission File #333-77105).

(2) Management contract or compensatory plan or arrangement.

  * Filed as an exhibit to Digex's registration statement on Form S-1 (Commission File #333-77105) and incorporated herein by reference.

 ** Filed as an exhibit to Digex's registration statement on Form S-1
    (Commission File #333-94879) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGEX, INCORPORATED
                                          (Registrant)

                                          By:       /s/ MARK K. SHULL
                                            ------------------------------------
                                                       Mark K. Shull
                                               President and Chief Executive
                                                           Officer

Dated: March 10, 2000.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

                  /s/ MARK K. SHULL                    Director, President and Chief    March 10, 2000
-----------------------------------------------------    Executive Officer
                    Mark K. Shull

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

                /s/ TIMOTHY M. ADAMS                   Chief Financial Officer          March 10, 2000
-----------------------------------------------------
                  Timothy M. Adams

               /s/ T. SCOTT ZIMMERMAN                  Vice President and Controller    March 10, 2000
-----------------------------------------------------
                 T. Scott Zimmerman

DIRECTORS:

                 /s/ DAVID C. RUBERG                   Chairman of the Board            March 10, 2000
-----------------------------------------------------
                   David C. Ruberg

                  /s/ JOHN C. BAKER                    Director                         March 10, 2000
-----------------------------------------------------
                    John C. Baker

                                                       Director                         March   , 2000
-----------------------------------------------------
                 Philip A. Campbell

                /s/ RICHARD A. JALKUT                  Director                         March 10, 2000
-----------------------------------------------------
                  Richard A. Jalkut

                 /s/ GEORGE F. KNAPP                   Director                         March 10, 2000
-----------------------------------------------------
                   George F. Knapp

                /s/ ROBERT M. MANNING                  Director                         March 10, 2000
-----------------------------------------------------
                  Robert M. Manning

                  /s/ JACK E. REICH                    Director                         March 10, 2000
-----------------------------------------------------
                    Jack E. Reich

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digex, Incorporated

     We have audited the accompanying balance sheets of Digex, Incorporated (formerly the Web site hosting unit of Business Internet, Inc.) as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders'/owner's equity and cash flows for the period from July 7, 1997 (date of acquisition) to December 31, 1997, and the years ended December 31, 1998 and 1999. Our audits included the financial statement schedule listed in the index at Item 14. These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digex, Incorporated at December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from July 7, 1997 (date of acquisition) to December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Tampa, Florida
February 2, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digex, Incorporated

     We have audited the accompanying statements of operations, changes in owner's equity, and cash flows of the Web site hosting unit of Business Internet, Inc. for the period from January 1, 1997 to July 6, 1997. Our audits included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Web site hosting unit of Business Internet, Inc. for the period from January 1, 1997 to July 6, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Tampa, Florida
April 23, 1999

                              DIGEX, INCORPORATED

                                 BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $     --   $ 88,778
  Accounts receivable, net of allowance of $719 and $4,362
     in 1998 and 1999, respectively.........................     6,127     17,271
  Due from parent...........................................        --      3,110
  Prepaid expenses and other current assets.................       890      1,496
                                                              --------   --------
Total current assets........................................     7,017    110,655
                                                              --------   --------
Property and equipment, net.................................    39,059    205,903
Intangible assets, net......................................    31,204     27,213
Other assets................................................       459        538
                                                              --------   --------
          Total assets......................................  $ 77,739   $344,309
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS'/OWNER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,341   $ 24,623
  Accrued expenses..........................................       843      8,996
  Deferred revenue..........................................       621        222
  Current portion of note payable...........................        --      1,235
  Current portion of capital lease obligations..............       981        801
                                                              --------   --------
Total current liabilities...................................     5,786     35,877
Note payable................................................        --      2,477
Capital lease obligations...................................     1,108     15,766
                                                              --------   --------
          Total liabilities.................................     6,894     54,120
                                                              --------   --------
Stockholders'/Owner's Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     undesignated as to series; no shares issued............        --         --
  Class A common stock, $.01 par value; 100,000,000 shares
     authorized; 11,500,000 shares outstanding..............        --        115
  Class B common stock, $.01 par value; 50,000,000 shares
     authorized; issued and outstanding.....................        --        500
  Additional paid-in capital................................        --    354,553
  Accumulated deficit.......................................        --    (52,768)
  Deferred compensation.....................................        --    (12,211)
  Owner's net investment....................................    70,845         --
                                                              --------   --------
          Total stockholders'/owner's equity................    70,845    290,189
                                                              --------   --------
          Total liabilities and stockholders'/owner's
           equity...........................................  $ 77,739   $344,309
                                                              ========   ========

                See accompanying notes to financial statements.

                              DIGEX, INCORPORATED

                            STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            PREDECESSOR                         THE COMPANY
                                          ---------------   ---------------------------------------------------
                                                              PERIOD FROM
                                                             JULY 7, 1997
                                                               (DATE OF
                                            PERIOD FROM     ACQUISITION) TO     YEAR ENDED        YEAR ENDED
                                          JANUARY 1, 1997    DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                          TO JULY 6, 1997        1997              1998              1999
                                          ---------------   ---------------   ---------------   ---------------
Revenues................................      $ 4,420         $     7,192       $    22,635       $    59,786
Costs and expenses:
  Cost of operations....................        4,149               1,739             6,710             9,656
  Cost of services......................        1,817               1,611             7,044            21,750
  Selling, general and administrative...        7,001               6,087            17,512            70,213
  Deferred compensation.................           --                  --                --             1,299
  Depreciation and amortization.........          519               2,753             8,109            29,070
  Charge off of purchased in-process
     research and development...........           --              15,000                --                --
                                              -------         -----------       -----------       -----------
          Total costs and expenses......       13,486              27,190            39,375           131,988
                                              -------         -----------       -----------       -----------
Loss from operations....................       (9,066)            (19,998)          (16,740)          (72,202)
Other income (expense):
  Interest expense......................           --                  --                --            (1,094)
  Interest and other income.............           --                  --                --             3,458
                                              -------         -----------       -----------       -----------
Net loss before income tax benefit......       (9,066)            (19,998)          (16,740)          (69,838)
Income tax benefit......................           --               1,440               159             4,839
                                              -------         -----------       -----------       -----------
Net loss................................      $(9,066)        $   (18,558)      $   (16,581)      $   (64,999)
                                              -------         -----------       -----------       -----------
Net loss per common share -- basic and
  diluted:..............................                      $     (0.37)      $     (0.33)      $     (1.19)
                                                              ===========       ===========       ===========
Shares used in computing basic and
  diluted net loss per share............                       50,000,000        50,000,000        54,726,027
                                                              ===========       ===========       ===========

                See accompanying notes to financial statements.

                              DIGEX, INCORPORATED

             STATEMENTS OF CHANGES IN STOCKHOLDERS'/OWNER'S EQUITY
                             (AMOUNTS IN THOUSANDS)

                                         COMMON STOCK
                              -----------------------------------                                            OWNER'S
                                  CLASS A            CLASS B        ADDITIONAL                  RETAINED       NET
                              ----------------   ----------------    PAID-IN       DEFERRED     EARNINGS    INVESTMENT
                              SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)   (DEFICIT)     TOTAL
                              -------   ------   -------   ------   ----------   ------------   ---------   ----------   --------
PREDECESSOR
BALANCE AT DECEMBER 31,
  1996......................       --    $ --         --    $ --     $     --      $     --     $     --     $    342    $    342
Stock options exercised.....       --      --         --      --           --            --           --          550         550
Total allocated costs.......       --      --         --      --           --            --           --        6,105       6,105
Funding for working
  capital...................       --      --         --      --           --            --           --          517         517
Funding for purchases of
  property, plant and
  equipment.................       --      --         --      --           --            --           --        1,004       1,004
Net loss....................       --      --         --      --           --            --           --       (9,066)     (9,066)
                              -------    ----    -------    ----     --------      --------     --------     --------    --------
BALANCE AT JULY 6, 1997.....       --    $ --         --    $ --     $     --      $     --     $     --     $   (548)   $   (548)
                              =======    ====    =======    ====     ========      ========     ========     ========    ========
THE COMPANY
BALANCE AT JULY 7, 1997.....       --    $ --         --    $ --     $     --      $     --     $     --     $     --    $     --
Contribution from Parent for
  Acquisition...............       --      --         --      --           --            --           --       47,221      47,221
Total allocated costs.......       --      --         --      --           --            --           --        2,698       2,698
Funding for working
  capital...................       --      --         --      --           --            --           --        6,150       6,150
Funding for purchases of
  property, plant and
  equipment.................       --      --         --      --           --            --           --        8,016       8,016
Net loss....................       --      --         --      --           --            --           --      (18,558)    (18,558)
                              -------    ----    -------    ----     --------      --------     --------     --------    --------
BALANCE AT DECEMBER 31,
  1997......................       --    $ --         --    $ --     $     --      $     --     $     --     $ 45,527    $ 45,527
Total allocated costs.......       --      --         --      --           --            --           --       10,018      10,018
Funding for working
  capital...................       --      --         --      --           --            --           --          912         912
Funding for purchases of
  property, plant and
  equipment.................       --      --         --      --           --            --           --       30,969      30,969
Net loss....................       --      --         --      --           --            --           --      (16,581)    (16,581)
                              -------    ----    -------    ----     --------      --------     --------     --------    --------
BALANCE AT DECEMBER 31,
  1998......................       --    $ --         --    $ --     $     --      $     --     $     --     $ 70,845    $ 70,845
Total allocated costs.......       --      --         --      --           --            --           --        3,541       3,541
Funding for working
  capital...................       --      --         --      --           --            --           --       11,443      11,443
Funding for purchases of
  property, plant and
  equipment.................       --      --         --      --           --            --           --       89,574      89,574
Recapitalization by
  Parent....................       --      --     50,000     500      114,566            --           --     (115,066)         --
Contributions from Parent
  following
  recapitalization..........       --      --         --      --       47,689            --           --      (48,106)       (417)
Initial public offering of
  common stock, net of
  issuance cost.............   11,500     115         --      --      178,788            --           --           --     178,903
Issuance of stock options
  under long-term
  compensation plan.........       --      --         --      --       13,510       (13,510)          --           --          --
Amortization of deferred
  compensation..............       --      --         --      --           --         1,299           --           --       1,299
Net Loss....................       --      --         --      --           --            --      (52,768)     (12,231)    (64,999)
                              -------    ----    -------    ----     --------      --------     --------     --------    --------
BALANCE AT DECEMBER 31,
  1999......................   11,500    $115     50,000    $500     $354,553      $(12,211)    $(52,768)    $     --    $290,189
                              =======    ====    =======    ====     ========      ========     ========     ========    ========

                See accompanying notes to financial statements.

                              DIGEX, INCORPORATED

                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                               PREDECESSOR                      THE COMPANY
                                             ---------------   ----------------------------------------------
                                                                 PERIOD FROM
                                                                 JULY 7, 1997
                                               PERIOD FROM         (DATE OF
                                               JANUARY 1,      ACQUISITION) TO     YEAR ENDED     YEAR ENDED
                                                  1997           DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                             TO JULY 6, 1997         1997             1998           1999
                                             ---------------   ----------------   ------------   ------------
OPERATING ACTIVITIES:
  Net loss.................................     $  (9,066)        $ (18,558)       $ (16,581)    $    (64,999)
  Adjustments to reconcile net loss to cash
     used in operating activities:
     Depreciation and amortization.........           519             2,753            8,109           29,070
     Deferred income taxes.................            --            (1,440)            (159)          (4,839)
     Provision for doubtful accounts.......           352               498            1,491            4,265
     Amortization of deferred
       compensation........................            --                --               --            1,299
     Charge off of purchased in-process
       research and development............            --            15,000               --               --
     Loss on sale of telecommunications
       equipment...........................            --                --               --               52
     Changes in operating assets and
       liabilities net of the effects of
       the acquisition:
       Accounts receivable.................          (890)           (1,466)          (5,559)         (15,409)
       Prepaid expenses and other current
          assets...........................           (54)             (265)            (550)            (606)
       Other assets........................            --                --             (459)             (79)
       Accounts payable, accrued expenses
          and other liabilities............         1,967            (2,601)           2,778           33,619
       Due from parent.....................            --                --               --           (3,110)
       Advanced billings...................            --                --               --              222
                                                ---------         ---------        ---------     ------------
  Net cash used in operating activities....        (7,172)           (6,079)         (10,930)         (20,515)
INVESTING ACTIVITIES:
  Acquisition of business..................            --           (47,221)              --               --
  Proceeds from sale of telecommunication
     assets................................            --                --               --              203
  Purchases of property and equipment......        (1,004)           (8,016)         (30,969)        (170,396)
                                                ---------         ---------        ---------     ------------
  Net cash used in investing activities....        (1,004)          (55,237)         (30,969)        (170,193)
FINANCING ACTIVITIES:
  Principal payments on long-term debt and
     capital leases........................            --            (2,769)              --           (1,424)
  Proceeds from initial public offering....            --                --               --          178,903
  Exercise of stock options................           550                --               --               --
  Net contributions from Parent............         7,626            64,085           41,899          102,007
                                                ---------         ---------        ---------     ------------
  Net cash provided by financing
     activities............................         8,176            61,316           41,899          279,486
  Net increase(decrease) in cash and cash
     equivalents...........................            --                --               --           88,778
  Cash and cash equivalents at beginning of
     the year..............................            --                --               --               --
                                                ---------         ---------        ---------     ------------
  Cash and cash equivalents at end of
     year..................................     $      --         $      --        $      --     $     88,778
                                                =========         =========        =========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Noncash investing and financing
     activities:
     Assets purchased under capital
       leases..............................     $     829         $     846        $     958     $     17,111
     Asset purchased by issuance of note
       payable.............................            --                --               --            4,672
     Interest Paid.........................            --                --               --            1,010

                 See accompanying note to financial statements.

                              DIGEX, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Digex, Incorporated ("Digex" or the "Company") was incorporated on April 26, 1999, under the laws of the State of Delaware. The Company's business was operated as the Web site hosting unit of Intermedia Communications, Inc. ("Intermedia" or "the Parent") since its acquisition by Intermedia on July 7, 1997. On that date, Intermedia acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), including the Web site hosting unit (the "Predecessor"), in a business combination accounted for as a purchase. The Web site hosting unit presented in the accompanying financial statements had no legal status or existence prior to the incorporation of the Company on April 26, 1999. Prior to April 30, 1999, the Registrant had no assets or liabilities. See also Note 11, which discloses the contribution of assets on April 30, 1999 by Business Internet, Inc. to the Registrant.

     The Company's operations began in January 1996 to provide managed Web hosting services, principally to Fortune 2000 companies. The Company's services include implementing and maintaining secure, scaleable, high-performance Web sites on the Internet 24 hours a day. In addition, the Company provides a comprehensive suite of Web management services, including business process solutions and value-added testing services directed toward improving its customers' overall Internet performance.

BASIS OF PRESENTATION

     The accompanying financial statements of the Company reflect the carved-out operations and financial position of the Web site hosting unit of Intermedia for all periods between July 7, 1997 and April 26, 1999. The accompanying financial statements of the Predecessor reflect its operations and financial position from January 1, 1997 to July 6, 1997. As more fully discussed in Note 2, "Related Party Transactions and Corporate Allocations," the financial statements for all periods presented include allocations of network costs and corporate expenses. In addition, for financial reporting purposes, the equity activity of the Company, prior to its incorporation, and the Predecessor has been accumulated into a single disclosure caption entitled "Owner's Net Investment."

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Revenue Recognition

     Revenues principally consist of installation fees and monthly service fees charged to customers under contracts having terms that typically range from one to three years. Installation fees are recognized upon the customer-approved completion of the managed Web hosting solution. Monthly service fees are recognized in the month the service is rendered over the contract period. Certain customer payments for managed Web

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of the property and equipment, generally five years for equipment and up to twenty years for leasehold improvements. Equipment acquired under capital leases is amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset, generally five years. The cost of license agreements with software vendors is amortized over five years.

  Intangible Assets

     Intangible assets include assets that arose in connection with the purchase of Business Internet by Intermedia. Identifiable intangible assets arising from the purchase are stated at cost and consist of trade name, customer lists, acquired workforce, developed technology and goodwill. Amortization of these assets is computed using the straight-line method over the estimated periods of benefit, generally five years for developed technologies and ten years for all other intangible assets.

  Impairment of Long-Lived Assets

     In accordance with Statement on Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

  Financial Instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable and capital lease obligation approximate their fair market values.

  Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense amounted to $2,016, $2,076, $2,544 and $6,782 the period from January 1, 1997 to July 6, 1997, the period from July 7, 1997 to December 31, 1997, the years ended December 31, 1998 and 1999, respectively.

  Stock-Based Compensation

     The Company's employees participated in the stock option plans of Intermedia prior to August 4, 1999 and subsequently in the Digex plan. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, because the alternative fair value accounting model provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), is not required. Accordingly, in cases where exercise prices equal or exceed fair market value of the underlying Intermedia or Digex common stock, the Company recognizes no compensation expense. In cases where

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

exercise prices are less than the fair value, compensation is recognized over the period of performance or vesting period.

  Income Taxes

     The operations of the Company and of the Predecessor were included in the consolidated income tax returns of Intermedia and Business Internet, respectively. For reporting purposes, the Company has used the asset and liability method in accounting for income taxes prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, except that the presentation reflects the parent companies as if they were the taxing jurisdictions. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The income tax provision is calculated on a separate return basis.

  Comprehensive Income

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires that total comprehensive income (loss) be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholder's equity exclusive of transactions with owners, such as capital contributions and dividends. The Company and the Predecessor adopted this standard in 1998 and implemented the standard for all years presented herein. The Company's and Predecessor's comprehensive losses were equal to net losses for all periods presented.

  Segment Reporting

     The Company and the Predecessor operated during all periods in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

  Loss Per Share

     The Company has applied the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

  Concentrations of Credit Risk

     The Company's cash and cash equivalents and accounts receivable are financial instruments that expose the Company to credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk.

     The Company places its cash and temporary cash investments with high-quality institutions. As of December 31, 1998 and 1999, cash and cash equivalents totaling $0 and approximately $88.8 million, respectively, were held by certain financial institutions.

     Accounts receivable are due from commercial entities to whom credit is extended based on evaluation of the customer's financial condition, and generally collateral is not required. Anticipated credit losses are

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

provided for in the financial statements and have been within management's expectations for all periods presented.

2. RELATED PARTY TRANSACTIONS AND CORPORATE ALLOCATIONS

     The Predecessor and, prior to August 4, 1999, the Company utilized the central cash management systems of Business Internet and Intermedia, respectively. Cash requirements during these periods were satisfied by cash transactions and transfers that were accounted for through an intercompany account. In addition, the parent companies charged the Company for identifiable corporate and operating expenses, such as network cost and corporate overhead cost. Intercompany account balances for all periods presented have been treated as permanent contributions and have been reflected as a component of owner's net investment in the accompanying financial statements.

     The following table summarizes corporate charges and allocations included in the accompanying financial statements:

                                         PREDECESSOR                    THE COMPANY
                                       ---------------   ------------------------------------------
                                                         JULY 7, 1997
                                                           (DATE OF
                                                         ACQUISITION)
                                       JANUARY 1, 1997        TO         YEAR ENDED     YEAR ENDED
                                         TO JULY 6,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
STATEMENT OF OPERATIONS CAPTION             1997             1997           1998           1999
-------------------------------        ---------------   ------------   ------------   ------------
Cost of operations...................      $4,001           $1,624        $ 6,494        $ 9,190
Cost of services.....................         344              103          1,320            494
Selling, general and
  administrative.....................       1,760              971          2,204         18,123
                                           ------           ------        -------        -------
                                           $6,105           $2,698        $10,018        $27,807
                                           ======           ======        =======        =======

     Management believes that the allocation methodology applied is reasonable. However, it was not practicable to determine whether the allocated amounts represent amounts that would have been incurred on a standalone basis. Explanations of the composition and the method of allocation for the above captions are as follows:

  Cost of Operations

     Allocated costs within this caption were the costs of telecommunications backbone circuits. These costs were allocated to the Company based upon circuit usage and rate information.

  Cost of Services

     Allocated costs within this caption were the costs associated with two data centers (maintenance, utilities and support and employment costs for network engineering and support, and certain other overhead). These costs were allocated based upon the employee base.

  Selling, General and Administrative

     Allocated costs within this caption were the costs of human resources, information systems services, accounting and back office support, executive salaries and other general and administrative costs, including rent. All costs except accounting and back office support were allocated based upon the employee base. Accounting and back office support were allocated based upon the relative percentage of monthly recurring revenues.

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

     On December 22, 1999, Intermedia entered into a $100,000 credit facility under which the Company and Intermedia's subsidiaries are the guarantors.

     As of December 31, 1999, unexercised options to purchase 155,000 shares of its Class A Common Stock were granted by the Company to members of its Board of Directors. The options were granted at fair market value on the date of issuance.

     Refer to Note 11 for additional related party transactions and agreements.

  Software, Equipment and Services Purchased from Microsoft and Compaq

     In January 2000, the Company entered into strategic development agreements and joint marketing arrangements with Microsoft and Compaq. Digex and Microsoft will work together to advance the Company's capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. Digex and Compaq will work jointly to streamline the order, delivery and installation of Compaq's server hardware and storage devices. In connection with these agreements, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in the Company, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq.

     Digex has in the past purchased and expect to continue to purchase computer hardware, software and certain consulting services from both Microsoft and Compaq pursuant to certain arrangements negotiated prior to or in connection with the investment by Microsoft and Compaq in the Company. Digex paid $209 in 1997, $1,120 in 1998, and $3,085 million in 1999 for products and services provided by Microsoft. For products and services provided by Compaq, the Company paid $2,365 in 1997, $7,487 in 1998, and $18,669 in 1999.

  Sale of Telecommunications Related Assets to Intermedia

     The Company entered into agreements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by the Company with the net proceeds of the recent offerings. The assets are sold to Intermedia at the Company's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $25.3 million during the year ended December 31, 1999. These proceeds are considered unrestricted and are used to fund the Company's operating expenses.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Buildings...................................................    $    --        $ 17,344
Electronics and computer equipment..........................     36,245         126,389
Computer software...........................................      8,153          29,053
Furniture and office equipment..............................        297           2,427
Leasehold improvements......................................        488          61,981
                                                                -------        --------
                                                                 45,183         237,194
Less accumulated depreciation...............................     (6,124)        (31,291)
                                                                -------        --------
                                                                $39,059        $205,903
                                                                =======        ========

     Property and equipment included buildings, electronics and computer equipment of $3,009 and $20,338 at December 31, 1998 and 1999, respectively, that were capitalized pursuant to the terms of capital lease agreements. Accumulated amortization of assets recorded under capital leases amounted to $0 and $1,295 at

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

December 31, 1998 and 1999, respectively. Amortization of these assets is included in depreciation expense for the years ended December 31, 1998 and 1999.

     Depreciation expense amounted to $519 for the period from January 1, 1997 to July 6, 1997, $1,175 for the period from July 7, 1997 to December 31, 1997, $4,949 and $25,079 for the years ended December 31, 1998 and 1999, respectively.

4. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Goodwill....................................................    $19,099        $19,099
Trade name..................................................      9,750          9,750
Customer list...............................................      3,120          3,120
Developed technologies......................................      2,720          2,720
Acquired workforce..........................................      1,253          1,253
                                                                -------        -------
                                                                 35,942         35,942
Less accumulated amortization...............................     (4,738)        (8,729)
                                                                -------        -------
                                                                $31,204        $27,213
                                                                =======        =======

     Amortization expense amounted to $1,578 for the period from July 7, 1997 to December 31, 1997, $3,160 and $3,991 for the years ended December 31, 1998 and 1999, respectively. At the date of acquisition, the trade name was valued at $11,000. The Company and another operating unit of Intermedia shared the value of this trade name during the period from July 7, 1997 through December 31, 1998.

5. STOCKHOLDERS' EQUITY

     On August 4, 1999, the Company sold 11,500,000 shares of its Class A Common Stock in an initial public offering (also referred to as the "Offering"). The shares sold represented approximately 18.7% of the aggregate number of shares of Class A and Class B Common Stock then outstanding. After the Offering, Intermedia retained a 97.8% voting interest in the Company. The net proceeds from the Offering were approximately $178,903 and can be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

     Under the provisions of the Intermedia 1996 Long-Term Incentive Plan (1996
Plan), certain employees and directors of the Company have been granted options to buy shares of Intermedia common stock, generally at market value with terms of five to ten years. Under the provisions of Business Internet's equity participation plan, employees were awarded stock options, generally at market value with terms of five years. Options in Business Internet that were held by employees of the Predecessor were converted into 456,632 Intermedia options upon the purchase of Business Internet, applying the same terms and conditions as existed under the Business Internet Equity Participation Plan.

     The Digex Long-Term Incentive Plan adopted on July 23, 1999 and administered by the compensation committee of the Board of Directors, permits awards of stock, stock options, stock appreciation rights, restricted stock and other stock-based awards as incentives to current and prospective employees, officers, directors and consultants, and those of our subsidiaries or of any person that owns over 50% of the voting power of our authorized and outstanding voting shares.

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

     The following table summarizes the stock option activity related to employees of the Predecessor, Intermedia, and the Company:

                                                               NUMBER      PER SHARE
                                                              OF SHARES   OPTION PRICE
                                                              ---------   ------------
Outstanding Business Internet options at December 31,
  1996......................................................    482,433   $ 0.13- 5.19
  Granted...................................................    478,451     1.50- 5.12
  Exercised.................................................      4,778     0.13- 5.00
  Canceled..................................................      3,326     0.13- 5.00
                                                              ---------   ------------
Outstanding Business Internet options at July 6, 1997.......    952,780   $ 0.13- 5.19
                                                              =========   ============
Outstanding Intermedia options at July 7, 1997..............    456,632   $ 0.26-10.82
  Granted...................................................         --             --
  Exercised.................................................     95,364     0.26-10.82
  Canceled..................................................      1,280     8.99-10.82
                                                              ---------   ------------
Outstanding Intermedia options at December 31, 1997.........    359,988     0.26-10.82
  Granted...................................................    130,900    16.38-37.00
  Exercised.................................................     87,521     0.26-10.82
  Canceled..................................................    183,187     0.26-37.00
                                                              ---------   ------------
Outstanding Intermedia options at December 31, 1998.........    220,180   $ 0.26-37.00
                                                              =========   ============
Digex options granted on July 29, 1999......................  5,031,500   $ 5.00-17.00
  Granted...................................................  1,360,170     5.00-54.19
  Exercised.................................................         --             --
  Canceled..................................................    687,650    17.00-54.19
                                                              ---------   ------------
Outstanding Digex options at December 31, 1999..............  5,704,020   $ 5.00-54.19
                                                              =========   ============

     As of December 31, 1999, the Board has 3,295,980 shares of Common Stock reserved for issuance to employees, officers, directors, and consultants of the Company pursuant to the Plan.

     As of December 31, 1999, unexercised options to purchase 1,088,400 shares of Class A Common Stock (included in the total above) were granted by the Company to employees of the Parent. The Financial Accounting Standards Board recently issued an Exposure Draft, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, that addresses the accounting for such option grants. The final interpretation of APB Opinion No. 25 has not been issued, and therefore, the Company is unable to discuss the potential impact relative to these stock option grants.

     Pro forma net loss and net loss per share, assuming that the Predecessor and Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS 123, is as follows:

                                                 PREDECESSOR                   THE COMPANY
                                                 ------------   ------------------------------------------
                                                  JANUARY 1,    JULY 7, 1997
                                                   1997 TO           TO         YEAR ENDED     YEAR ENDED
                                                   JULY 6,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1997           1997           1998           1999
                                                 ------------   ------------   ------------   ------------
Net loss.......................................    $(9,645)       $(18,558)      $(16,828)      $(71,800)
Net loss per share.............................         --        $  (0.37)      $  (0.34)      $  (1.31)

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

     The following table summarizes the significant assumptions used in developing the information:

                                          PREDECESSOR                  THE COMPANY
                                          -----------   ------------------------------------------
                                          JANUARY 1,      JULY 7,
                                            1997 TO       1997 TO       YEAR ENDED     YEAR ENDED
                                            JULY 6,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1997           1997           1998           1999
                                          -----------   ------------   ------------   ------------
Risk-free interest rate.................        6.1%           6.1%           5.4%           5.6%
Volatility factor.......................       58.0%          58.0%          53.0%          60.0%
Dividend yield..........................         --             --             --             --
Weighted average life...................    5 years        5 years        5 years        5 years

     The following table summarizes the weighted average exercise prices of option activity:

                                          PREDECESSOR                  THE COMPANY
                                          -----------   ------------------------------------------
                                          JANUARY 1,      JULY 7,
                                            1997 TO       1997 TO       YEAR ENDED     YEAR ENDED
                                            JULY 6,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1997           1997           1998           1999
                                          -----------   ------------   ------------   ------------
Balance at beginning of period..........    $  6.28       $   5.83       $   5.83       $     --
  Granted...............................       5.36             --          26.69          18.92
  Exercised.............................       7.45           5.28           6.94             --
  Canceled..............................       8.29          10.02           6.73          22.76
                                            -------       --------       --------       --------
Balance at end of period................    $  5.83       $   5.83       $  20.60       $  18.45
                                            =======       ========       ========       ========

     As of December 31, 1999, the weighted average exercise price of exercisable options was $17.00. Outstanding options as of December 31, 1999 were not convertible into shares of the Company and had a weighted average remaining contractual life of 9.6 years. The per share weighted average fair value of options granted during the period from January 1, 1997 to July 6, 1997, the period from July 7, 1997 to December 31, 1997, and the years ended December 31, 1998 and 1999 were $1.44, $0, $14.84 and $12.67.

6. DEFERRED COMPENSATION

     The Company granted options to purchase 1,067,500 shares of Class A Common Stock under the Digex Long Term Incentive Plan to certain employees of the Company at exercise prices below market value. During the year ended December 31, 1999, the Company recorded approximately $13,510 of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options. Deferred compensation expense of $1,299 was expensed during the year ended December 31, 1999.

7. INCOME TAX INFORMATION

     The Company's income tax benefit for the period from July 7, 1997 to December 31, 1997, and the years ended December 31, 1998 and 1999 are comprised of the following:

                                                     PERIOD FROM
                                                   JULY 7, 1997 TO    YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                                        1997             1998           1999
                                                   ---------------   ------------   ------------
Current..........................................      $   --            $ --          $   --
Deferred:
  Federal........................................       1,306             144           4,244
  State..........................................         134              15             595
                                                       ------            ----          ------
                                                       $1,440            $159          $4,839
                                                       ======            ====          ======

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

     The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense of the Predecessor and the Company:

                                          PREDECESSOR                  THE COMPANY
                                          -----------   ------------------------------------------
                                            PERIOD
                                             FROM       PERIOD FROM
                                          JANUARY 1,    JULY 7, 1997
                                            1997 TO          TO         YEAR ENDED     YEAR ENDED
                                            JULY 6,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1997           1997           1998           1999
                                          -----------   ------------   ------------   ------------
Tax benefit at statutory rate...........     (34.0)%       (34.0)%        (34.0)%        (34.0)%
Reconciling items:
  State income taxes, net...............      (3.5)         (0.7)          (3.1)          (3.2)
  Charge off of purchased in-process
     research and development...........        --          25.5             --             --
  Non-deductible items..................        --            --             --            3.3
  Change in valuation allowance.........      37.1           0.0           32.0           19.1
  Other items...........................       0.4           2.0            4.1            7.8
                                             -----         -----          -----          -----
Effective tax rate......................        --%         (7.2)%         (1.0)%         (7.0)%
                                             =====         =====          =====          =====

     At December 31, 1998 and 1999, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 were as follows:

                                                                 DECEMBER 31,
                                                               1998       1999
                                                              -------   --------
Deferred tax liabilities:
  Identifiable intangible assets............................  $(5,216)  $ (4,299)
                                                              -------   --------
          Total deferred tax liabilities....................   (5,216)    (4,299)
                                                              -------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................   10,268     18,449
  Allowance for bad debts...................................      186      1,636
  Depreciation..............................................       --      1,867
  Contingent tax accrual....................................       --        352
  Stock-based compensation..................................      111        487
                                                              -------   --------
          Total deferred tax assets.........................   10,565     22,791
  Less: valuation allowance.................................   (5,349)   (18,492)
                                                              -------   --------
  Net deferred tax asset....................................    5,216      4,299
                                                              -------   --------
          Net deferred tax asset (liability)................  $    --   $     --
                                                              =======   ========

     As a result of the recapitalization of the Company on April 30, 1999, the net operating loss carryforwards of the Company as of December 31, 1998 did not transfer to the Company after the recapitalization. Accordingly, the Company recorded a net deferred tax liability of $4,839 relating to identifiable intangible assets as a result of the recapitalization on April 30, 1999. The Company generated net operating losses and non-deductible expenses in excess of the deferred tax liability after the recapitalization and recorded the deferred tax asset associated with the future deductible items. Accordingly, the Company recorded a $4,839 deferred tax benefit during the year ended December 31, 1999.

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $18,492 valuation allowance at December 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current year is $13,143. At December 31, 1999, the Company's net operating loss carryforward for federal income tax purposes is approximately $49,198, with expiration periods beginning in 2011 through 2019.

8. LEASE COMMITMENTS AND NOTE PAYABLE

     The Company leases office space under capital lease arrangements. The Company also leases office space and office equipment under operating leases. Future noncancelable lease payments under the Company's lease commitments at December 31, 1999 are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Future minimum lease payments:
Year ended December 31:
  2000......................................................  $ 2,179    $1,233
  2001......................................................    2,502       823
  2002......................................................    2,568       546
  2003......................................................    2,637       499
  2004......................................................    2,708       463
Thereafter..................................................   11,607        73
                                                              -------    ------
                                                               24,201     3,637
                                                              =======    ======
Less amount representing interest...........................   (7,634)
                                                              -------
Present value of lease payments.............................   16,567
Current portion of capital leases...........................     (801)
                                                              -------
Noncurrent portion of capital leases........................  $15,766
                                                              =======

     Rent expense amounted to $117 for the period from January 1, 1997 to July 7, 1997, $170 for the period from July 7, 1997 to December 31, 1997, and $829 and $2,031 for the years ended December 31, 1998 and 1999, respectively. Lease payments under operating leases include certain rent allocated to the Company in 1999.

     Note payable of $4,672 was issued in 1999 in connection with the purchase of software. The note accrues at an effective interest rate of 10.54% per annum and matures in January 2002. Principal repayments until maturity are as follows:

Year ended December 31:
  2000......................................................  $1,235
  2001......................................................   1,170
  2002......................................................   1,307
  2003......................................................      --
  2004......................................................      --
  Thereafter................................................      --
                                                              ------
          Total.............................................  $3,712
                                                              ======

     Interest cost incurred and charged to expense related to the note payable was $166 in 1999.

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

9. LOSS PER SHARE

     On April 30, 1999, the Company issued 1,000 shares of Class B Common Stock to the Parent in connection with the contribution of assets to the Company. Loss per share is presented on a pro forma basis assuming that the common shares issued in connection with our recapitalization on April 30, 1999 were outstanding for all periods of Digex presented. On July 23, 1999, the Board of Directors authorized a 50,000-for-one split of the Class B Common Stock, effective as of August 4, 1999 and paid in the form of a stock dividend for shares outstanding as of July 8, 1999. The basic and diluted net loss per common share were calculated assuming that the stock split was effective for all periods presented. All share information presented gives effect to the stock split.

     The following table sets forth the computation of basic and diluted loss per share of common stock:

                                                  PERIOD FROM
                                                  JULY 1, 1997
                                                       TO         YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1997           1998           1999
                                                  ------------   ------------   ------------
Net loss, as reported...........................  $   (18,558)   $   (16,581)   $   (64,999)
                                                  ===========    ===========    ===========
Weighted average common shares..................   50,000,000     50,000,000     54,726,027
                                                  ===========    ===========    ===========
Loss per share:
  Basic.........................................  $     (0.37)   $     (0.33)   $     (1.19)
                                                  ===========    ===========    ===========
  Diluted.......................................  $     (0.37)   $     (0.33)   $     (1.19)
                                                  ===========    ===========    ===========

     Unexercised options to purchase 5,704,020 shares of Class A Common Stock were not included in the computation of diluted loss per share because assumed conversion would be anti-dilutive.

10. BUSINESS COMBINATION

     On July 7, 1997, Intermedia purchased the outstanding common stock of Business Internet, a nationwide Internet services provider and Web site management company in a business combination accounted for as a purchase. The purchase price was allocated to the fair values of assets acquired and liabilities assumed, with the difference recorded as goodwill, which is being amortized over ten years.

     The following table summarizes the allocation of the purchase price to the acquired assets and assumed net liabilities of the Company:

Estimated net fair values of operating assets and
  liabilities...............................................  $(3,721)
Purchased intangible assets:
  Trade name................................................    9,750
  Customer list.............................................    3,120
  Acquired workforce........................................    1,253
  Developed technologies....................................    2,720
  Goodwill..................................................   19,099
In-process research and development.........................   15,000
                                                              -------
                                                              $47,221
                                                              =======

     The amount allocated to in-process research and development ("IPR&D") of $15,000 was recorded as a one-time charge to operations in 1997 because the technology was not fully developed and had no alternative future use. Management is primarily responsible for estimating the fair value of the purchased IPR&D.

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

     The fair value of the IPR&D was estimated by management using an income approach. The value allocated to IPR&D was determined by estimating the costs to develop the purchased technology into commercially viable services, estimating the resulting net cash flows, excluding the cash flows related to the portion that was incomplete at the acquisition date, and discounting the net cash flows to the present value. The forecast was based upon future discounted cash flows, taking into account the stage of development of the IPR&D, the costs to develop the IPR&D, the expected income stream, the life cycle of the technology ultimately developed, and the associated risks. The selection of the applicable discount rate was based on consideration of the costs of capital of the Company and Intermedia, as well as other factors including the useful life of the technology, profitability levels, the uncertainty of technology advances that were known at the time, and the stage of completion related to the technology.

     The IPR&D involved development, engineering, and testing activities associated with the completion of next generation Web site management services. The primary effort involved the development of an additional Web site management facility on the West Coast. The development of technology related to this project was considered critical to alleviating capacity constraints and adding significant new service capabilities. Upon completion, the new Web site management facility was expected to result in faster and easier installation of customers' servers as well as efficient traffic management with significantly less overhead. Related efforts involved the development and integration of next generation routers to support greater transmission capacity, as well as a new software architecture to assist in balancing traffic loads. Another critical element involved the development of site mirroring, the ability to create exact replicas of Web sites at each of the Company's two sites for greater service reliability.

     At the valuation date, the Company had completed 75% of the development of its next generation Web site management services, and substantial progress had been made in the areas of specification, design, and implementation. In particular, engineers had made significant progress in the areas of architecture development as well as the development of site mirroring capabilities. The Company anticipated that the R&D would be completed in phases by the end of 1998, after which the Company expected to begin generating economic benefits from the value of the IPR&D. Total costs to complete were to be $100 for the remainder of 1997 and $400 in 1998. Projected future cash flows attributable to Digex's IPR&D, assuming successful development of such technologies, were discounted to the present value using a discount rate of 24%. The project was completed as of December 31, 1999.

     Intermedia management expected to continue development of the IPR&D efforts at the valuation date, and believed there was a reasonable chance of successfully completing such development. However, there was risk associated with the completion of the IPR&D and there was no assurance that any of the projects would meet with either technological or commercial success. Failure to successfully develop and commercialize the IPR&D would result in the loss of the expected economic return inherent in the fair value allocation.

     As a result of the above, on an unaudited pro forma basis, assuming the purchase had occurred at the beginning of the 1997 year, total revenues would have been $11,612, net loss would have been $(22,852) and net loss per share (basic and diluted) would have been $(0.46), assuming that the recapitalization discussed in Note 11 had been in effect for that period. However, pro forma results do not purport to be indicative of the results that would have occurred if the acquisition had occurred at the beginning of year.

11. RECAPITALIZATION

     In connection with the recapitalization, the Company filed a Certificate of Incorporation and certain amendments in the state of Delaware. Pursuant to the Certificate, as amended, the number of authorized shares of common stock is 150,000,000, including 100,000,000 Class A shares and 50,000,000 Class B shares) and the number of authorized shares of preferred stock is 5,000,000 shares. The Class A and Class B common stock are identical in all respects except that the Class A is entitled to one vote for each share and the Class B

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

is entitled to ten votes for each share. In addition, on April 30, 1999, Business Internet contributed the Company's assets to the newly formed corporation.

  Network Services Agreements

     Pursuant to several network services agreements between Intermedia and the Company, Intermedia will provide Internet network access, as well as network-related services. These Agreements have an initial term of two years which expires in July 2001. Rates charged to the Company will generally be consistent with rates incurred during the periods presented in the accompanying financial statements.

  General and Administrative Services Agreement

     Pursuant to a General and Administrative Services Agreement, entered into in April 1999, between Intermedia and the Company, Intermedia will provide the back office and administrative services listed below:

     - Corporate Human Resources, including labor relations, payroll and training

     - Finance, accounting and administration

     - Tax services, including tax return preparation

     - Accounting and back office support services

     - Investor relations

     - Information management services

     The General and Administrative Services Agreement has an initial term of two years. Rates charged to the Company for these services are believed to be consistent with the allocations in the accompanying financial statements. Rates for services not previously provided to the Company (e.g. investor relations) are based upon Intermedia and the Company's best estimate of the fair value of those services.

12. SEGMENT INFORMATION

     As a provider of Web site and application hosting services, the Company has one reportable operating segment. The revenue of this single segment is derived from service offerings as reported in the Company's statement of operations. Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all of the Company's assets are located within the United States.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1999:

                                               FIRST QUARTER       SECOND QUARTER       THIRD QUARTER        FOURTH QUARTER
                                             -----------------   ------------------   ------------------   ------------------
                                              1998      1999      1998       1999      1998       1999      1998       1999
                                             -------   -------   -------   --------   -------   --------   -------   --------
Revenues...................................  $ 3,869   $ 9,392   $ 4,752   $ 12,629   $ 6,242   $ 16,111   $ 7,772   $ 21,654
Operating expenses.........................    7,658    17,987     9,724     30,482     9,812     37,803    12,181     45,716
                                             -------   -------   -------   --------   -------   --------   -------   --------
Loss from operations.......................   (3,789)   (8,595)   (4,972)   (17,853)   (3,570)   (21,692)   (4,409)   (24,062)
Other income (expense).....................       --        --        --       (239)       --        920        --      1,683
                                             -------   -------   -------   --------   -------   --------   -------   --------
Net loss before income tax benefit.........   (3,789)   (8,595)   (4,972)   (18,092)   (3,570)   (20,772)   (4,409)   (22,379)
Income tax benefit.........................       --        --        --      4,839        --         --       159         --
                                             -------   -------   -------   --------   -------   --------   -------   --------
Net loss...................................  $(3,789)  $(8,595)  $(4,972)  $(13,253)  $(3,570)  $(20,772)  $(4,250)  $(22,379)
                                             =======   =======   =======   ========   =======   ========   =======   ========
LOSS PER COMMON SHARE:
Net loss per common share..................  $ (0.08)  $ (0.17)  $ (0.10)  $  (0.27)  $  (.07)  $  (0.36)  $ (0.09)  $  (0.36)
                                             =======   =======   =======   ========   =======   ========   =======   ========

                              DIGEX, INCORPORATED

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

14. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) profit-sharing plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10 during the taxable year. The Company will match one-half of a participant's contribution, up to a maximum of 7% of the participant's compensation. The Company's matching contribution fully vests after three years of service. The Company's contributions to the plan were $46 for the period from January 1, 1997 through July 6, 1997, $61 for the period from July 7, 1997 through December 31, 1997, $241 in 1998, and $473 in 1999.

15. CONTINGENCIES

     The Company is a party to various litigation arising from the normal course of its business operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's results of operations, cash flows, or financial position. There were no other contingencies in existence as of December 31, 1999.

16. SUBSEQUENT EVENTS

     On January 12, 2000, the Company sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of its Class A Common Stock (the "Warrants"), for an aggregate of $100,000, of which $15,000 was in the form of equipment purchase credits. The Preferred Stock has an aggregate liquidation preference of $100,000, and is convertible into approximately 1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of the Company's Class A Common Stock on the transaction commitment date). The proceeds from the offering will be allocated between the Preferred Stock and the Warrants based upon their relative fair values, which have not yet been determined by the Company. Following the allocation, the Preferred Stock will be accreted up to its liquidation preference through charges to retained earnings.

     On February 16, 2000, the Company completed a public offering of 12,650,000 shares of its Class A Common Stock. The Company sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171,718. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering. Each share of Class B Common Stock is entitled to 10 votes while each share of Class A Common Stock is entitled to one vote. As a result, while Intermedia owns approximately 62.0% of our equity interests, it controls approximately 94.2% of our voting interest.

                              DIGEX, INCORPORATED

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                ADDITIONS
                                                        -------------------------
                                          BALANCE AT    CHARGED TO      CHARGED     DEDUCTIONS    BALANCE AT
                                           BEGINNING     COSTS AND     TO OTHER         --          END OF
DESCRIPTION                                OF PERIOD     EXPENSES      ACCOUNTS      DESCRIBE       PERIOD
-----------                               -----------   -----------   -----------   -----------   -----------
THE PREDECESSOR
For the year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts....    $    --       $   233       $    --       $    --       $   233
                                            =======       =======       =======       =======       =======
     Allowance for deferred tax
       accounts.........................         --         1,358            --            --         1,358
                                            =======       =======       =======       =======       =======
For the period from January 1, 1997 to
  July 6, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts....        233           352            --           278(1)        307
                                            =======       =======       =======       =======       =======
     Allowance for deferred tax
       accounts.........................      1,358         3,359            --            --         4,717
                                            =======       =======       =======       =======       =======
THE COMPANY
For the period from July 7, 1997 to
  December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts....        307           498            --           436(1)        369
                                            =======       =======       =======       =======       =======
     Allowance for deferred tax
       accounts.........................         --            --            --            --            --
                                            =======       =======       =======       =======       =======
For the year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts....        369         1,491            --         1,141(1)        719
                                            =======       =======       =======       =======       =======
     Allowance for deferred tax
       accounts.........................         --         5,349            --            --         5,349
                                            =======       =======       =======       =======       =======
For the year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts....        719         4,265            --           622(1)      4,362
                                            =======       =======       =======       =======       =======
     Allowance for deferred tax
       accounts.........................    $ 5,349       $13,143       $    --       $    --       $18,492
                                            =======       =======       =======       =======       =======

---------------

(1) Uncollectible accounts written off, net of recoveries.