Form 10-Q
period 2000-03-31
DIGEX INC/DE
filed 2000-05-12
CIK 1085098

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 (240) 264-2000
                                Telephone Number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of April 30, 2000, there were 24,150,000 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED
                                     INDEX

                                                                                          PAGE
                                                                                          NO.
                                                                                          ----
                                PART I. FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Condensed Statements of Operations -- Three months ended March 31, 2000 and
           1999.........................................................................    1
         Condensed Balance Sheets -- March 31, 2000 and December 31, 1999...............    2
         Condensed Statements of Cash Flows -- Three months ended March 31, 2000 and
           1999.........................................................................    3
         Notes to Condensed Financial Statements........................................    4
Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................    7
Item 3   Quantitative and Qualitative Disclosures about Market Risk.....................   11

                                  PART II. OTHER INFORMATION

Item 1   Legal Proceedings..............................................................   12
Item 2   Changes in Securities and Use of Proceeds......................................   12
Item 3   Defaults Upon Senior Securities................................................   12
Item 4   Submission of Matters to a Vote of Security Holders............................   12
Item 5   Other Information..............................................................   12
Item 6   Exhibits and Reports on Form 8-K...............................................   12
         Signatures.....................................................................   14

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  DIGEX, INCORPORATED

                          CONDENSED STATEMENTS OF OPERATIONS
           UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $    27,974   $     9,392
Costs and expenses:
  Cost of operations........................................        3,940         1,652
  Cost of services..........................................       11,396         3,952
  Selling, general and administrative.......................       27,776         8,069
  Deferred compensation.....................................          994            --
  Depreciation and amortization.............................       12,571         4,314
                                                              -----------   -----------
Total costs and expenses....................................       56,677        17,987
                                                              -----------   -----------
Loss from operations........................................      (28,703)       (8,595)
Other income (expense):
  Interest expense..........................................         (443)           --
  Interest and other income.................................        3,500            --
                                                              -----------   -----------
Net loss....................................................  $   (25,646)  $    (8,595)
                                                              ===========   ===========
Net loss per common share -- basic and diluted..............  $     (0.41)  $     (0.17)
                                                              ===========   ===========
Shares used in computing basic and diluted net loss per
  share.....................................................   62,620,879    50,000,000
                                                              ===========   ===========

           See accompanying notes to condensed financial statements.

                              DIGEX, INCORPORATED

                            CONDENSED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)
                                             ASSETS

Current assets:
  Cash and cash equivalents.................................   $   283,340        $    88,778
  Accounts receivable, net of allowance of $3,234 and $4,362
     in 2000 and 1999, respectively.........................        23,006             17,271
  Due from Intermedia.......................................            --              3,110
  Prepaid expenses and other current assets.................         2,081              1,496
                                                               -----------        -----------
          Total current assets..............................       308,427            110,655
                                                               -----------        -----------
Property and equipment, net.................................       228,024            205,903
Intangible assets, net......................................        26,215             27,213
Other assets................................................           689                538
                                                               -----------        -----------
          Total assets......................................   $   563,355        $   344,309
                                                               ===========        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $    17,840        $    33,619
  Due to Intermedia.........................................         2,664                 --
  Deferred revenue..........................................            56                222
  Current portion of note payable...........................         2,636              1,235
  Current portion of capital lease obligations..............         1,095                801
                                                               -----------        -----------
          Total current liabilities.........................        24,291             35,877
Note payable................................................         1,334              2,477
Capital lease obligations...................................        15,475             15,766
                                                               -----------        -----------
          Total liabilities.................................        41,100             54,120
                                                               -----------        -----------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; 100,000 designated as Series A Convertible;
     100,000 shares issued and outstanding..................             1                 --
  Class A common stock, $.01 par value; 100,000,000 shares
     authorized; 24,150,000 and 11,500,000 shares issued and
     outstanding in 2000 and 1999, respectively.............           242                115
  Class B common stock, $.01 par value; 50,000,000 shares
     authorized; 39,350,000 and 50,000,000 shares issued and
     outstanding in 2000 and 1999, respectively.............           393                500
  Additional paid-in capital................................       612,566            354,553
  Accumulated deficit.......................................       (78,414)           (52,768)
  Deferred compensation.....................................       (12,533)           (12,211)
                                                               -----------        -----------
          Total stockholders' equity........................       522,255            290,189
                                                               -----------        -----------
          Total liabilities and stockholders' equity........   $   563,355        $   344,309
                                                               ===========        ===========

           See accompanying notes to condensed financial statements.

                              DIGEX, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                        UNAUDITED (AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $  (25,646)  $  (8,595)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................      12,571       4,314
     Provision for doubtful accounts........................       1,990         253
     Amortization of deferred compensation..................         994          --
     Loss on sale/disposals of telecommunications
      equipment.............................................         196          --
     Accretion of interest on long-term note payable and
      capital leases........................................         230          --
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (7,725)     (2,288)
     Prepaid expenses and other current assets..............        (585)       (183)
     Other assets...........................................        (151)         (5)
     Accounts payable, accrued expenses and other
      liabilities...........................................     (15,613)     (1,532)
     Due from Parent........................................       5,774          --
     Deferred revenue.......................................        (166)         --
                                                              ----------   ---------
  Net cash used in operating activities.....................     (28,131)     (8,036)
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (33,847)    (32,001)
                                                              ----------   ---------
  Net cash used in investing activities.....................     (33,847)    (32,001)
FINANCING ACTIVITIES:
  Principal payments on long-term note payable and capital
     leases.................................................        (135)         --
  Proceeds from subsequent public offering, net of issuance
     costs..................................................     171,675          --
  Proceeds from issuance of preferred stock.................      85,000          --
  Net contributions from Intermedia.........................          --      40,037
                                                              ----------   ---------
  Net cash provided by financing activities.................     256,540      40,037
  Net increase in cash and cash equivalents.................     194,562          --
  Cash and cash equivalents at beginning of the period......      88,778          --
                                                              ----------   ---------
  Cash and cash equivalents at end of period................  $  283,340   $      --
                                                              ==========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid.............................................  $      443   $      --

           See accompanying notes to condensed financial statements.

                              DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

     Digex, Incorporated ("Digex") was incorporated on April 26, 1999, under the laws of the State of Delaware. Digex's business was operated as the Web site hosting unit of Intermedia Communications Inc. ("Intermedia") since its acquisition by Intermedia on July 7, 1997. On that date, Intermedia acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), including the Web site hosting unit (the "Predecessor"), in a business combination accounted for as a purchase. The Web site hosting unit presented in the accompanying financial statements had no legal status or existence prior to the incorporation of Digex on April 26, 1999. Prior to April 30, 1999, the Registrant had no assets or liabilities.

     Digex's operations began in January 1996 to provide managed Web hosting services, principally to Fortune 2000 companies. Digex's services include implementing and maintaining secure, scaleable, high-performance Web sites on the Internet 24 hours a day. In addition, Digex provides a comprehensive suite of Web management services, including business process solutions and value-added testing services directed toward improving its customers' overall Internet performance.

2. BASIS OF PRESENTATION

     The accompanying condensed interim financial statements have been prepared by Digex, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 1999.

     The accompanying unaudited condensed interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the managed Web site and application hosting unit of Intermedia. Digex's accumulated deficit of $78.4 million arose after April 30, 1999. Accumulated losses and capital contributions from Intermedia were included in owner's net investment prior to April 30, 1999 and were transferred to additional paid-in capital upon the capitalization of Digex. Intermedia contributed approximately $115.1 million in assets and certain liabilities on April 30, 1999. Intermedia also contributed additional capital of $48.1 million to Digex beginning May 1 through August 4, 1999, principally by way of contributions of telecommunications assets. These contributions were accounted for at Intermedia's underlying book values on the date of contribution.

3. STOCKHOLDERS' EQUITY

     On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of its Class A Common Stock (the "Warrants"), for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. The credit is netted against equity as of March 31, 2000. The Preferred Stock has an aggregate liquidation preference of $100.0 million, and is convertible into approximately

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of Digex's Class A Common Stock on the transaction commitment date). The proceeds from the offering were allocated between the Preferred Stock and the Warrants based upon their relative fair values.

     On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A Common Stock. Digex sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171.7 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering. Each share of Class B Common Stock is entitled to 10 votes while each share of Class A Common Stock is entitled to one vote. As a result, while Intermedia owns approximately 62.0% of Digex's equity interests, it controls approximately 94.2% of Digex's voting interest.

4. DEFERRED COMPENSATION

     Digex granted options to purchase 1,347,500 shares of Class A Common Stock under the Digex Long-Term Incentive Plan to certain employees of Digex at exercise prices below market value. During the three months ended March 31, 2000, Digex recorded approximately $1.4 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options. Deferred compensation expense of approximately $1.0 million was expensed during the three month period ended March 31, 2000.

5. LOSS PER SHARE

     The following table presents the computation of basic and diluted loss per share of common stock:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Net loss, as reported......................................  $   (25,646)  $    (8,595)
                                                             ===========   ===========
Weighted average number of common shares...................   62,620,879    50,000,000
                                                             ===========   ===========
Loss per share:
  Basic....................................................  $     (0.41)  $     (0.17)
                                                             ===========   ===========
  Diluted..................................................  $     (0.41)  $     (0.17)
                                                             ===========   ===========

     Convertible securities were excluded in the computation of diluted loss per share because assumed conversion would be anti-dilutive.

6. RELATED PARTY AGREEMENTS

     On April 30, 1999, Digex entered into a General and Administrative Services Agreement (the "G&A Agreement") with Intermedia. Under the terms of the G&A Agreement, as amended on January 17, 2000, Intermedia provides Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, and information management services. The initial term of the agreement is two years, and the charge for these services was $6.0 million for the three months ended March 31, 2000.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

     Digex also entered into three two-year Network Services Agreements with Intermedia. Under the terms of these agreements, Intermedia provides Digex with east and west coast Internet transit, Internet access and managed firewall services. The charges for these services amounted to $3.2 million for the three months ended March 31, 2000.

     Digex entered into three agreements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by Digex with the net proceeds of certain offerings of Digex securities. The assets are sold to Intermedia at Digex's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $27.1 million during the three months ended March 31, 2000. These proceeds were unrestricted and were used to fund Digex's operating expenses.

7. SEGMENT INFORMATION

     As a provider of managed Web site and application hosting services, Digex has one reportable operating segment. The revenue of this single segment is derived from service offerings as reported in Digex's statement of operations. Substantially all of Digex's revenue is attributable to customers in the United States. Additionally, all of Digex's assets are located within the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in Digex's Form 10-K, as filed with the Commission on March 10, 2000.

OVERVIEW

     We are a leading provider of managed Web hosting services to businesses operating mission-critical, multi-functional Web sites. In addition, we provide Web hosting services to the rapidly growing number of application service providers enabling them to more efficiently deliver their application services to their customers over the Internet. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web site hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 600 customers. As of March 31, 2000, we managed 2,911 Windows NT and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States. We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth.

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

     Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, provision for doubtful accounts and other miscellaneous expenses. We expect selling, general and administrative expenses to increase in dollar amount and to decline as a percentage of revenue over time.

     Deferred compensation expense is recorded to amortize the resulting deferred compensation cost over the four-year vesting period of the options. Stock options were granted by Digex to certain employees at exercise prices below market value.

     Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets. We expect these expenses to increase due to our plans to invest significant capital to expand our data center capacity.

PLAN OF OPERATION

     We plan to expand our Web site and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and web-enabled business applications. In the fourth quarter of 1999, we significantly completed the expansion of our state-of-the-art data centers on the east and west coasts of the United States. We anticipate that these expanded data centers, when operating at full capacity, will support servers generating approximately $500.0 million in annualized revenue. In addition, we believe that the new data centers will place us in a stronger competitive position to successfully provide outsourced solutions of scalable Web site and application hosting solutions. We also offer value-added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

RESULTS OF OPERATIONS

     The following table presents certain information derived from our Unaudited Condensed Statements of Operations for the three months ended March 31, 2000 and 1999, expressed as a percentage of revenue.

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                               2000    1999
                                                              ------   -----
Revenues:...................................................   100.0%  100.0%
Costs and expenses:
  Cost of operations........................................    14.1    17.6
  Cost of services..........................................    40.7    42.1
  Selling, general and administrative.......................    99.3    85.9
  Deferred compensation.....................................     3.6      --
  Depreciation and amortization.............................    44.9    45.9
                                                              ------   -----
          Total costs and expenses..........................   202.6   191.5
                                                              ------   -----
Loss from operations........................................  (102.6)  (91.5)
Other income (expense):
  Interest expense..........................................    (1.6)     --
  Interest and other income.................................    12.5      --
                                                              ------   -----
Net loss....................................................   (91.7)  (91.5)
                                                              ======   =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

  Revenue

     Total revenue increased 197.8% to $28.0 million for the first quarter of 2000 compared to $9.4 million for the same period in 1999. The increase in revenue was due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server. Our installed base of servers increased 122.4% to 2,911 at the end of the first quarter of 2000 from 1,309 at the end of the first quarter of 1999.

  Cost of Operations

     Cost of operations increased 138.5% to $3.9 million for the first quarter of 2000 compared to $1.7 million for the same period in 1999. The increase was due to additional network costs resulting from our expanded customer base and increase in service offerings. As a percentage of revenue, cost of operations decreased to 14.1% for the first quarter of 2000 compared to 17.6% for the same period in 1999 as a result of improved network utilization associated with the revenue improvement discussed above.

  Cost of Services

     Cost of services increased 188.4% to $11.4 million for the first quarter of 2000 compared to $4.0 million for the same period in 1999. The increase was primarily related to the increased level of operations and the expansion of two new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services decreased to 40.7% for the first quarter of 2000 compared to 42.1% for the same period in 1999.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 244.2% to $27.8 million for the first quarter of 2000 compared to $8.1 million for the same period in 1999. As a percentage of revenue, total selling, general and administrative expenses increased to 99.3% for the first quarter of 2000 compared to 85.9% for the same period in 1999 due primarily to the significant administrative requirements to support our growth strategy. Through 2000, as part of our growth strategy, we continue to build up our infrastructure to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement, as amended, with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web site and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future.

  Deferred Compensation

     Deferred compensation expense of approximately $1.0 million for the first quarter of 2000 resulted from stock options granted to certain employees at exercise prices below market value since July 29, 1999. We recorded approximately $13.5 million of deferred compensation in 1999 and $1.4 million in the first quarter of 2000 to be expensed over a four-year vesting period of the options.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 191.4% to $12.6 million for the first quarter of 2000 compared to $4.3 million for the same period in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since March 31, 1999. We expect increases in depreciation charges though 2000 due to the continued expansion of our new data centers and due to future increased server installations.

  Interest Expense

     Interest expense of $0.4 million for the first quarter of 2000 resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999. Additionally, a note payable was issued by us to a third party during the third quarter of 1999.

  Interest and Other Income

     Interest and other income of $3.5 million resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, and an initial and subsequent public equity offering.

  Net Loss

     Net loss before income tax benefit increased 198.4% to $25.6 million for the three months ended March 31, 2000 compared to $8.6 million for the same period in 1999. As more fully discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenues.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, increased 253.6% to $(15.1) million in the first quarter of 2000 compared to $(4.3) million for the same period in 1999. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web site and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the unaudited condensed financial statements and notes thereto contained elsewhere in this report for more detailed information.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $28.1 million and $8.0 million during the three months ended March 31, 2000 and 1999, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

     Net cash used for investing activities during the three months ended March 31, 2000 and 1999 was $33.8 million and $32.0 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, as well as leasehold improvements, furniture and fixtures and computers and other equipment. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

     On January 12, 2000, we sold 100,000 shares of our Preferred Stock and Warrants to purchase 1,065,000 shares of Class A Common Stock to Microsoft and a subsidiary of Compaq for aggregate gross proceeds of $100.0 million, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. The Preferred Stock has an aggregate liquidation preference of $100.0 million and is convertible into approximately 1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of our Class A Common Stock on the transaction commitment date). The proceeds from the offering were allocated between the Preferred Stock and the Warrants based upon their relative fair values.

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

     On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A Common Stock. We sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately

$171.7 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering.

     The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and a subsidiary of Compaq must be used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we have made arrangements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by Digex with the net proceeds of these offerings. The assets are sold to Intermedia for cash at our cost. For the three months ended March 31, 2000, we had received approximately $27.1 million from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses. Cash payments for capital assets for the three months ended March 31, 2000 were approximately $33.8 million.

     We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase our employee base to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. With our recently announced London SmartCenter(SM), we expect our capital expenditures to increase due to our data center expansions in the United States and abroad. Subject to the limitations discussed under the caption "Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities" on our Form 10-K for the period ended December 31, 1999 as filed with the Commission on March 10, 2000, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into the first half of 2001. We intend to continue to seek funding from external sources to meet our cash needs subsequent to that time period. There can be no assurance that such funding will be available on terms satisfactory to us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for Digex in the second quarter of 2000. Digex is currently evaluating the impact that SAB 101 has on its various revenue recognition policies, including those pertaining to nonrefundable installation fees, which Digex currently recognizes as revenue upon completion of the service. Digex has not yet fully evaluated the impact of SAB 101 on its financial statements.

IMPACT OF YEAR 2000

     As of March 31, 2000, Digex has not experienced any Year 2000 related problems with its software and hardware systems, with its products, with its significant suppliers, customers and critical business partners, or with its operating environment. Accordingly, we believe that Year 2000 issues no longer pose a threat to our results of operations or financial condition.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. This report includes forward-looking statements, which could differ from actual results. See "Risk Factors" in our Form 10-K for the year ended December 31, 1999 as filed with the Commission on March 10, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No changes.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Recent Sales of Unregistered Securities

     On January 12, 2000, Digex issued 50,000 shares of Preferred Stock and Warrants to purchase 532,000 shares of Class A Common Stock, with an exercise price of $57.00 per share, to Microsoft for an aggregate consideration of $50.0 million. On January 12, 2000, Digex also issued 50,000 shares of Preferred Stock and Warrants to purchase 532,500 shares of Class A Common Stock, with an exercise price of $57.00 per share, to a subsidiary of Compaq for an aggregate consideration of $50.0 million of which $35.0 million was paid in cash and $15.0 million was paid in the form of equipment credits granted to Digex. The 100,000 shares of Preferred Stock are convertible into an aggregate of approximately 1,462,000 shares of Class A Common Stock. Based on representations by the purchasers, the issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

  Use of Proceeds from a Sale of Registered Securities

     For the three months ended March 31, 2000, we used $33.8 million of the net proceeds of our initial public offering to purchase telecommunications related assets held by us and $27.1 million for the purchase of telecommunications related assets subsequently sold to Intermedia. The proceeds of the sales of assets to Intermedia were unrestricted and were used to fund our operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         NUMBER                                    EXHIBIT
         ------                                    -------
           3.1           -- Certificate of Incorporation of Digex, as amended.
                            Incorporated herein by reference to Digex's Form 10-Q
                            (File No. 000-26873) filed with the Commission on
                            September 13, 1999.
           3.2           -- By-laws of Digex.
           3.3           -- Certificate of Designation for the Series A Preferred
                            Stock. Incorporated by reference to Digex's registration
                            statement on Form S-1 (File No. #333-94879) filed with
                            the Commission on January 18, 2000.
           4.1           -- Warrant Agreement, dated as of January 12, 2000, among
                            Digex, Microsoft Corporation and CPQ Holdings, Inc.
                            Incorporated by reference to Digex's registration
                            statement on Form S-1 (File No. #333-94879) filed with
                            the Commission on January 18, 2000.
           4.2           -- Registration Rights Agreement, dated as of January 12,
                            2000, among Digex, Microsoft Corporation and CPQ
                            Holdings, Inc. Incorporated by reference to Digex's
                            registration statement on Form S-1 (File No. #333-94879)
                            filed with the Commission on January 18, 2000.
          27.1           -- Financial Data Schedule (For SEC Use Only).

     (b) Reports on Form 8-K

          The following reports on Form 8-K of Digex were filed during the first quarter of 2000:

          Digex filed a Current Report on Form 8-K, dated January 12, 2000, reporting under Item 5 the issuance of a press release discussing the investment of Microsoft and a subsidiary of Compaq in Digex. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated January 19, 2000, reporting under Item 5 the issuance of a press release discussing the appointment of Timothy M. Adams as Chief Financial Officer. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated February 3, 2000, reporting under Item 5 the issuance of a press release discussing Digex's fourth quarter and full year 1999 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIGEX, INCORPORATED
                                               (Registrant)

                                                  /s/ TIMOTHY M. ADAMS

                                            ------------------------------------
                                                      Timothy M. Adams
                                                  Chief Financial Officer

                                                 /s/ T. SCOTT ZIMMERMAN

                                            ------------------------------------
                                                     T. Scott Zimmerman
                                               Vice President and Controller

Dated: May 12, 2000