Form 10-Q
period 2000-06-30
DIGEX INC/DE
filed 2000-08-14
CIK 1085098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      For the Quarter Ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       For the transition period from to

                       Commission File Number: 000-26873

                               ----------------

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

                                 (240) 264-2000
                                Telephone Number

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   As of July 31, 2000, there were 24,175,000 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED

                                     INDEX

                                                                           Page
                                                                            No.
                                                                           ----
                       PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements (Unaudited):

         Condensed Statements of Operations--Three and six months ended
         June 30, 2000 and 1999.........................................     3
         Condensed Balance Sheets--June 30, 2000 and December 31, 1999..     4
         Condensed Statements of Cash Flows--Six months ended June 30,
         2000 and 1999..................................................     5
         Notes to Condensed Financial Statements........................     6

 ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     9

 ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.....    17

                        PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings..............................................    18

 ITEM 2. Changes in Securities and Use of Proceeds......................    18

 ITEM 3. Defaults Upon Senior Securities................................    18

 ITEM 4. Submission of Matters to a Vote of Security Holders............    18

 ITEM 5. Other Information..............................................    19

 ITEM 6. Exhibits and Reports on Form 8-K...............................    19

 SIGNATURES..............................................................   20

                         PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

                              DIGEX, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
       Unaudited (Amounts in thousands, except share and per share data)

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                            ------------------------  ------------------------
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
Revenues..................  $    42,222  $    12,629  $    70,196  $    22,021
Costs and expenses:
  Cost of operations......        9,098        2,694       13,038        4,346
  Cost of services........       16,828        3,478       28,224        7,430
  Selling, general and
   administrative.........       35,216       18,658       62,992       26,727
  Deferred compensation...          996          --         1,990          --
  Depreciation and
   amortization...........       17,981        5,652       30,552        9,966
                            -----------  -----------  -----------  -----------
Total costs and expenses..       80,119       30,482      136,796       48,469
                            -----------  -----------  -----------  -----------
Loss from operations......      (37,897)     (17,853)     (66,600)     (26,448)
Other income (expense):
  Interest expense........         (429)        (239)        (872)        (239)
  Interest and other
   income.................        3,901          --         7,401          --
                            -----------  -----------  -----------  -----------
Net loss before income tax
 benefit..................      (34,425)     (18,092)     (60,071)     (26,687)
Income tax benefit........          --         4,839          --         4,839
                            -----------  -----------  -----------  -----------
Net loss..................  $   (34,425) $   (13,253) $   (60,071) $   (21,848)
                            ===========  ===========  ===========  ===========
Net loss per common
 share--basic and
 diluted..................  $     (0.54) $     (0.27) $     (0.95) $     (0.44)
                            ===========  ===========  ===========  ===========
Shares used in computing
 basic and diluted net
 loss per share...........   63,503,516   50,000,000   63,062,198   50,000,000
                            ===========  ===========  ===========  ===========


           See accompanying notes to condensed financial statements.

                              DIGEX, INCORPORATED

                            CONDENSED BALANCE SHEETS
                (Amounts in thousands, except share information)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                      (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents.......................... $   206,112   $   88,778
  Accounts receivable, net of allowance of $3,780 and
   $4,362 in 2000 and 1999, respectively.............      31,602       17,271
  Due from Intermedia................................          84        3,110
  Prepaid expenses and other current assets..........       5,363        1,496
                                                      -----------   ----------
    Total current assets.............................     243,161      110,655
                                                      -----------   ----------
Property and equipment, net..........................     275,562      205,903
Intangible assets, net...............................      25,217       27,213
Other assets.........................................         855          538
                                                      -----------   ----------
    Total assets..................................... $   544,795   $  344,309
                                                      ===========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.............. $    33,430   $   33,619
  Deferred revenue...................................         --           222
  Current portion of note payable....................       2,675        1,235
  Current portion of capital lease obligations.......       1,134          801
                                                      -----------   ----------
    Total current liabilities........................      37,239       35,877
Note payable.........................................       1,376        2,477
Capital lease obligations............................      15,174       15,766
                                                      -----------   ----------
    Total liabilities................................      53,789       54,120
                                                      -----------   ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; 100,000 designated as Series A
   Convertible; 100,000 shares issued and outstanding
   in 2000...........................................           1          --
  Class A common stock, $.01 par value; 100,000,000
   shares authorized; 24,175,000 and 11,500,000
   shares issued and outstanding in 2000 and 1999,
   respectively......................................         242          115
  Class B common stock, $.01 par value; 50,000,000
   shares authorized; 39,350,000 and 50,000,000
   shares issued and outstanding in 2000 and 1999,
   respectively......................................         393          500
  Additional paid-in capital.........................     616,775      354,553
  Accumulated deficit................................    (112,839)     (52,768)
  Deferred compensation..............................     (13,566)     (12,211)
                                                      -----------   ----------
    Total stockholders' equity.......................     491,006      290,189
                                                      -----------   ----------
    Total liabilities and stockholders' equity....... $   544,795   $  344,309
                                                      ===========   ==========

           See accompanying notes to condensed financial statements.

                              DIGEX, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                        Unaudited (Amounts in thousands)

                                                          Six months ended
                                                              June 30,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Operating activities:
  Net loss............................................. $  (60,071) $  (21,848)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization......................     30,552       9,966
    Provision for doubtful accounts....................      2,953       2,045
    Amortization of deferred compensation..............      2,026         --
    Loss on sale/disposals of telecommunications
     equipment.........................................        313         --
    Deferred income taxes..............................        --       (4,839)
    Accretion of interest on note payable and capital
     lease obligations.................................        312         --
  Changes in operating assets and liabilities:
    Accounts receivable................................    (17,284)     (6,612)
    Prepaid expenses and other current assets..........     (3,867)     (1,989)
    Other assets.......................................       (317)        (17)
    Accounts payable, accrued expenses and other
     liabilities.......................................        (28)      4,601
    Due from Intermedia................................      3,026       8,749
    Deferred revenue...................................       (222)        --
                                                        ----------  ----------
  Net cash used in operating activities................    (42,607)     (9,944)

Investing activities:
  Purchases of property and equipment..................    (97,078)    (77,332)
                                                        ----------  ----------
  Net cash used in investing activities................    (97,078)    (77,332)

Financing activities:
  Principal payments on long-term note payable and
   capital leases......................................      (397)        (96)
  Proceeds from subsequent public offering, net of
   issuance costs......................................    171,641         --
  Proceeds from issuance of preferred stock............     85,000         --
  Proceeds from exercise of common stock options.......        775         --
  Net contributions from Intermedia....................        --       87,372
                                                        ----------  ----------
  Net cash provided by financing activities............    257,019      87,276

  Net increase in cash and cash equivalents............    117,334         --
  Cash and cash equivalents at beginning of the
   period..............................................     88,778         --
                                                        ----------  ----------
  Cash and cash equivalents at end of period........... $  206,112  $      --
                                                        ==========  ==========

Supplemental disclosure of cash flow information:
  Interest Paid........................................ $      872  $      155
  Assets purchased under capital lease obligations.....        --       17,032

           See accompanying notes to condensed financial statements.

                              DIGEX, INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

   Digex's operations began in January 1996 to provide managed Web hosting services, principally to Fortune 2000 companies. Digex's services include implementing and maintaining secure, scalable, high-performance Web sites on the Internet 24 hours a day. In addition, Digex provides a comprehensive suite of Web management services, including business process solutions and value-added testing services directed toward improving its customers' overall Internet performance.

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

   The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the managed Web site and application hosting unit of Intermedia. Digex's accumulated deficit of $112.8 million arose after April 30, 1999. Accumulated losses and capital contributions from Intermedia were included in owner's net investment prior to April 30, 1999 and were transferred to additional paid-in capital upon the capitalization of Digex. Intermedia contributed approximately $115.1 million in assets and certain liabilities on April 30, 1999. Intermedia also contributed additional capital of $48.1 million to Digex beginning May 1 through August 4, 1999, principally by way of contributions of telecommunications assets. These contributions were accounted for at Intermedia's underlying book values on the date of contribution.

                              DIGEX, INCORPORATED
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


3. Stockholders' Equity

   On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of its Class A Common Stock (the "Warrants"), for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Approximately $1.5 million was used for equipment purchases in the second quarter of 2000. The remaining credit of $13.5 million is netted against equity as of June 30, 2000. The Preferred Stock has an aggregate liquidation preference of $100.0 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of Digex's Class A Common Stock on the transaction commitment date). The proceeds from the offering were allocated between the Preferred Stock and the Warrants based upon their relative fair values.

   On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A Common Stock. Digex sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171.6 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering. Each share of Class B Common Stock is entitled to 10 votes while each share of Class A Common Stock is entitled to one vote. As a result, while Intermedia owns approximately 62.0% of Digex's equity interests, it controls approximately 94.2% of Digex's voting interest.

4. Deferred Compensation

   Since July 29, 1999, Digex granted options to purchase 1,442,500 shares of Class A Common Stock under the Digex Long-Term Incentive Plan to certain employees of Digex at exercise prices below market value. During the six months ended June 30, 2000, Digex also recorded $3.4 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options. Deferred compensation expense of approximately $1.0 million and $2.0 million was expensed during the three and six month periods ended June 30, 2000, respectively.

5. Loss Per Share

   The following table presents the computation of basic and diluted loss per share of common stock:

                               Three months ended           Six months ended
                                    June 30,                    June 30,
                            --------------------------  --------------------------
                                2000          1999          2000          1999
                            ------------  ------------  ------------  ------------
   Net loss, as reported... $    (34,425) $    (13,253) $    (60,071) $    (21,848)
                            ============  ============  ============  ============
   Weighted average number
    of common shares.......   63,503,516    50,000,000    63,062,198    50,000,000
                            ============  ============  ============  ============
   Loss per share:
     Basic................. $      (0.54) $      (0.27) $      (0.95) $      (0.44)
                            ============  ============  ============  ============
     Diluted............... $      (0.54) $      (0.27) $      (0.95) $      (0.44)
                            ============  ============  ============  ============

   Convertible securities were excluded in the computation of diluted loss per share because assumed exercise or conversion would be anti-dilutive.

                              DIGEX, INCORPORATED
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


6. Related Party Agreements

   On April 30, 1999, Digex entered into a General and Administrative Services Agreement (the "G&A Agreement") with Intermedia. Under the terms of the G&A Agreement, as amended to date, Intermedia provides Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, and information management services. The initial term of the agreement is two years, and the charge for these services was $4.0 million and $10.0 million for the three and six months ended June 30, 2000, respectively.

   Digex also entered into three two-year Network Services Agreements with Intermedia. Under the terms of these agreements, Intermedia provides Digex with east and west coast Internet transit, Internet access and managed firewall services. The charges for these services amounted to $1.7 million and $3.6 million for the three and six months ended June 30, 2000, respectively.

   On June 1, 2000, Digex entered into an Asset Migration Agreement with Intermedia. Under the terms of the agreement, Digex purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. Digex paid a purchase price of $4.5 million for net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the Asset Migration Agreement, Digex will also be making equal monthly installments amounting to a total of $0.9 million for Intermedia's support and consultation for the six month period ending on December 31, 2000. In connection with the purchase of firewall-related assets from Intermedia, the Managed Firewall Services Agreement between Digex and Intermedia was terminated.

   Digex entered into three agreements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by Digex with the net proceeds of certain offerings of Digex securities. The assets are sold to Intermedia at Digex's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $8.5 million and $35.7 million during the three and six months ended June 30, 2000, respectively. These proceeds were unrestricted and were used to fund Digex's operating expenses.

7. Subsequent Events

   On July 11, 2000, Intermedia announced that it is exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex.

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

Overview

   We are a leading provider of managed Web hosting services to businesses operating mission-critical, multi-functional Web sites. In addition, we provide Web hosting services to the rapidly growing number of application service providers enabling them to more efficiently deliver their application services to their customers over the Internet. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web site hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 670 customers. As of June 30, 2000, we managed 3,647 Windows NT and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States and in Europe.We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth.

   In May 2000, we created European operating entities to support our international operations and opened our first data center outside of the United States in Europe. Located in London, our European SmartCenterSM gives Digex customers in Europe the superior level of technology, security, and support services in Europe they have come to rely on in the United States. The data center is a leased facility which became operational in July 2000.

   We are among the first Web hosting providers to achieve the Statements of Auditing Standards No. 70 (SAS 70) Type I certification, which focused on our systems for providing the most reliable and secure environment for conducting on line transactions to its customers.

   On June 1, 2000, we entered into an Asset Migration Agreement with Intermedia. Under the terms of the agreement, we purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. We paid a purchase price of $4.5 million for net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the Asset Migration Agreement, we will also be making equal monthly installments amounting to a total of $0.9 million for Intermedia's support and consultation for the six month period ending on December 31, 2000. In connection with the purchase of firewall-related assets from Intermedia, the Managed Firewall Services Agreement between Digex and Intermedia was terminated.

   On June 29, 2000, we entered into a ten-year lease commencing in September 2000 for our new corporate headquarters facility in Laurel, Maryland. The lease agreement requires an initial security deposit of $2.0 million in the form of a letter of credit. This letter of credit may be reduced at the commencement of the seventh lease year to an amount equal to the then current one month's base rent if certain conditions are met annually prior to the seventh year of the lease.

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

  . deferred compensation; and

  . depreciation and amortization expense.

   Cost of operations consist primarily of the costs for our network connectivity and firewall services. We expect our network connectivity requirements to grow in conjunction with the growth of our overall business and accordingly expect these costs to increase in the future. Expenses directly attributed to the sale of third party equipment is also included.

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

   Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets. We expect these expenses to increase due to our plans to invest significant capital to continue to expand our data center capacity.

Plan of Operation

   We plan to expand our Web site and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and web-enabled business applications. In the fourth quarter of 1999, we opened our state-of-the-art data centers on the east and west coasts of the United States. We anticipate that these data centers, when operating at full capacity, will support servers generating in excess of $800.0 million in annualized revenue. We believe that the new data centers in the United States and Europe will place us in a stronger competitive position to successfully provide outsourced solutions of scalable Web site and application hosting solutions. We also offer value-added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

Results of Operations

   The following table presents certain information derived from our Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999, expressed as a percentage of revenue.

                                                                   Six months
                                             Three months ended      ended
                                                  June 30,          June 30,
                                             -------------------  -------------
                                               2000      1999     2000    1999
                                             --------- ---------  -----  ------
Revenues....................................    100.0%     100.0% 100.0%  100.0%
Costs and expenses:
  Cost of operations........................     21.5       21.3   18.6    19.7
  Cost of services..........................     39.9       27.5   40.2    33.7
  Selling, general and administrative.......     83.4      147.8   89.7   121.4
  Deferred compensation.....................      2.4        --     2.8     --
  Depreciation and amortization.............     42.6       44.8   43.5    45.3
                                             --------  ---------  -----  ------
Total costs and expenses....................    189.8      241.4  194.9   220.1
                                             --------  ---------  -----  ------
Loss from operations........................    (89.8)    (141.4) (94.9) (120.1)
Other income (expense):
  Interest expense..........................     (1.0)      (1.9)  (1.2)   (1.1)
  Interest and other income.................      9.2        --    10.5     --
                                             --------  ---------  -----  ------
Net loss before income tax benefit..........    (81.6)    (143.3) (85.6) (121.2)
Income tax benefit..........................      --        38.4    --     22.0
                                             --------  ---------  -----  ------
Net loss....................................    (81.6)    (104.9) (85.6)  (99.2)
                                             ========  =========  =====  ======

Three Months ended June 30, 2000 Compared to Three Months ended June 30, 1999

 Revenue

   Total revenue increased 234.3% to $42.2 million for the second quarter of 2000 compared to $12.6 million for the same period in 1999. The increase in revenue was due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server. Our installed base of servers increased 139.2% to 3,647 at the end of the second quarter of 2000 from 1,525 at the end of the second quarter of 1999. In addition to revenue from managed Web site and application hosting services, Digex recognized $5.0 million of third party equipment sales revenue in the second quarter of 2000.

 Cost of Operations

   Cost of operations increased 237.7% to $9.1 million for the second quarter of 2000 compared to $2.7 million for the same period in 1999. The increase was due to additional network costs resulting from our expanded customer base and increase in service offerings. As a percentage of revenue excluding equipment sales, cost of operations excluding equipment cost decreased to 14.1% for the second quarter of 2000 compared to 21.3% for the same period in 1999 due to the net effect of improved network utilization associated with the revenue improvement. Expenses directly attributed to the sale of third party equipment is included in the cost of operations.

 Cost of Services

   Cost of services increased 383.8% to $16.8 million for the second quarter of 2000 compared to $3.5 million for the same period in 1999. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional consultants and personnel in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 39.9% for the second quarter of 2000 compared to 27.5% for the same period in 1999.

 Selling, General and Administrative

   Selling, general and administrative expenses increased 88.7% to $35.2 million for the second quarter of 2000 compared to $18.7 million for the same period in 1999. Through 2000, as part of our growth strategy, we continue to build up our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement, as amended, with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web site and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 83.4% for the second quarter of 2000 compared to 147.8% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue.

 Deferred Compensation

   Deferred compensation expense of approximately $1.0 million for the second quarter of 2000 resulted from stock options granted to certain employees at exercise prices below market value since July 29, 1999. We recorded approximately $13.5 million of deferred compensation in 1999 and $0.8 million in the second quarter of 2000 to be expensed over a four-year vesting period of the options.

 Depreciation and Amortization

   Depreciation and amortization expenses increased 218.1% to $18.0 million for the second quarter of 2000 compared to $5.7 million for the same period in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since June 30, 1999. We have electronics, computer hardware, and computer software with useful lives ranging from three years to five years. As a percentage of revenue, depreciation and amortization expenses decreased to 42.6% for the second quarter of 2000 compared to 44.8% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue. We expect increases in depreciation charges though 2000 due to the continued expansion of our new data centers and due to future increased server installations.

 Interest Expense

   Interest expense increased 79.5% to $0.4 million for the second quarter of 2000 compared to $0.2 million for the same period in 1999. The increase resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999. Additionally, a note payable was issued by us to a third party during the third quarter of 1999. As a percentage of revenue, interest expense decreased to 1% for the second quarter of 2000 compared to 1.9% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue.

 Interest and Other Income

   Interest and other income of $3.9 million for the three months ended June 30, 2000 resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, and an initial and subsequent public equity offering.

 EBITDA

   EBITDA, as defined below, decreased 55.1% to $(18.9) million in the second quarter of 2000 compared to $(12.2) million for the same period in 1999. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

   EBITDA consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web site and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the unaudited condensed financial statements and notes thereto contained elsewhere in this report for more detailed information.

Six Months ended June 30, 2000 Compared to Six Months ended June 30, 1999

 Revenue

   Total revenue increased 218.8% to $70.2 million for the six months ended June 30, 2000 compared to $22.0 million for the same period in 1999. The increase in revenue was due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server. Our installed base of servers increased 139.2% to 3,647 at the end of the six months ended June 30, 2000 from 1,525 at the end of the six months ended June 30, 1999. In addition to revenue from managed Web site and application hosting services, Digex recognized $5.0 million of third party equipment sales revenue in the second quarter of 2000.

 Cost of Operations

   Cost of operations increased 200.0% to $13.0 million for the six months ended June 30, 2000 compared to $4.3 million for the same period in 1999. The increase was due to additional network costs resulting from our expanded customer base and increase in service offerings. As a percentage of revenue excluding equipment sales, cost of operations excluding the cost of third party equipment decreased to 13.1% for the six months ended June 30, 2000 compared to 19.7% for the same period in 1999 due to the net effect of improved network utilization associated with the revenue improvement. Expenses directly attributed to the sale of third party equipment is included in the cost of operations.

 Cost of Services

   Cost of services increased 279.9% to $28.2 million for the six months ended June 30, 2000 compared to $7.4 million for the same period in 1999. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 40.2% for the six months ended June 30, 2000 compared to 33.7% for the same period in 1999.

 Selling, General and Administrative

   Selling, general and administrative expenses increased 135.7% to $63.0 million for the six months ended June 30, 2000 compared to $26.7 million for the same period in 1999. Through 2000, as part of our growth strategy, we continue to build up our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement, as amended, with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web site and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 89.7% for the six months ended June 30, 2000 compared to 121.4% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue.

 Deferred Compensation

   Deferred compensation expense of approximately $2.0 million for the six months ended June 30, 2000 resulted from stock options granted to certain employees at exercise prices below market value since July 29, 1999. We recorded approximately $13.5 million of deferred compensation in 1999 and $2.1 million in the six months ended June 30, 2000 to be expensed over a four-year vesting period of the options.

 Depreciation and Amortization

   Depreciation and amortization expenses increased 206.6% to $30.6 million for the six months ended June 30, 2000 compared to $10.0 million for the same period in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since June 30, 1999. We have electronics, computer hardware, and computer software with useful lives ranging from three years to five years. As a percentage of revenue, depreciation and amortization expenses decreased to 43.5% for the six months ended June 30, 2000 compared to 45.3% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue. We expect increases in depreciation charges though 2000 due to the continued expansion of our new data centers and due to future increased server installations.

 Interest Expense

   Interest expense increased 264.9% to $0.9 million for the six months ended June 30, 2000 compared to $0.2 million for the same period in 1999. As a percentage of revenue, interest expense increased to 1.2% for the six months ended June 30, 2000 compared to 1.1% for the same period in 1999. The increase resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999. Additionally, a note payable was issued by us to a third party during the third quarter of 1999.

 Interest and Other Income

   Interest and other income of $7.4 million for the six months ended June 30, 2000 resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, and an initial and subsequent public equity offering.

 EBITDA

   EBITDA, as defined below, decreased 106.6% to $(34.1) million in the six months ended June 30, 2000 compared to $(16.5) million for the same period in 1999. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

   EBITDA consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web site and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the unaudited condensed financial statements and notes thereto contained elsewhere in this report for more detailed information.

Liquidity and Capital Resources

   Net cash used in operating activities was $42.6 million and $9.9 million during the six months ended June 30, 2000 and 1999, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

   Net cash used for investing activities during the six months ended June 30, 2000 and 1999 was $97.1 million and $77.3 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, as well as leasehold improvements, furniture and fixtures, computers, and other equipment. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

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

   On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A Common Stock. We sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171.6 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering.

   The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and a subsidiary of Compaq must be used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we have made arrangements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by Digex with the net proceeds of these offerings. The assets are sold to Intermedia for cash at our cost. For the six months ended June 30, 2000, we had received approximately $35.7 million from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses. Cash payments for capital assets for the six months ended June 30, 2000 were approximately $97.1 million.

   In June 2000, the Department of Business and Economic Development of Maryland received approval from the Maryland General Assembly Legislative Policy Committee to provide $3.0 million in funding to Digex for the development of a Web hosting facility in Prince George's County, Maryland under the Sunny Day Fund initiative. The funds will initially be provided to Digex in the form of a conditional loan which will accrue deferred interest at 5%. If certain conditions are met, the conditional loan and accrued interest will convert to a grant. The Committee also approved Digex's eligibility to seek an additional $1.0 million in such funding.

   We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, increase our employee base, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. Subject to the limitations discussed under the caption "Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities" on our Form 10-K for the period ended December 31, 1999 as filed with the Commission on March 10, 2000, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into early 2001. We intend to continue to seek funding from external sources to meet our cash needs subsequent to that time period. There can be no assurance that such funding will be available on terms satisfactory to us.

Recent Accounting Pronouncements

   In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the Commission deferred the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. Digex is currently awaiting additional guidance related to the implementation of SAB 101 to determine the impact on its various revenue recognition policies, including those pertaining to nonrefundable installation fees which Digex currently recognizes as revenue upon completion of the service.

   In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("Statement") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. Digex does not anticipate that the adoption of this Standard will have a significant effect on its results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Beginning in the third quarter of 2000, we expect to recognize revenue from international sales denominated in foreign currency. As a global concern, we could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect our financial results. Currently, we do not hedge against any foreign currency risk and, as a result, could incur gains or losses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

 Recent Sales of Unregistered Securities

   None.

 Use of Proceeds from a Sale of Registered Securities

   For the six months ended June 30, 2000, we used $52.0 million of the net proceeds of our initial public offering to purchase telecommunications related assets held by us and $35.7 million for the purchase of telecommunications related assets subsequently sold to Intermedia. The proceeds of the sales of assets to Intermedia were unrestricted and were used to fund our operating expenses. All proceeds of our initial public offering have been used as of June 30, 2000.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   Matters submitted to a vote at the Annual Meeting of Stockholders held on June 1, 2000 and the results of such meeting are as follows:

                                         Votes      Votes     Votes     Votes
                                          For      Against  Withheld  Abstained
                                      ----------- --------- --------- ---------
 1.  Election of directors to serve
     until the 2001 Annual Meeting
     of Stockholders.
     John C. Baker.................   406,838,006       --      7,221      --
     Philip A. Campbell............   406,838,006       --      7,221      --
     Richard A. Jalkut.............   406,838,006       --      7,221      --
     George F. Knapp...............   406,837,492       --      7,735      --
     Robert M. Manning.............   406,729,417       --    115,810      --
     Jack E. Reich.................   406,837,810       --      7,417      --
     David C. Ruberg...............   403,482,588       --  3,362,639      --
     Mark K. Shull.................   406,729,289       --    115,938      --

 2.  Approval of the proposal to
     ratify the Company's Long-Term
     Incentive Plan................   400,694,318 2,781,769       --   281,735

 3.  Approval to increase the
     number of shares of Common
     Stock authorized for issuance
     under the Company's Long-Term
     Incentive Plan from 9,000,000
     to 15,000,000 shares..........   397,909,044 5,566,915       --   281,863

 4.  Approval of Ernst & Young LLP
     as independent auditors of the
     Company for the year ending
     December 31, 2000.............   406,837,007     2,058       --     6,162

   A majority of the votes present, in person or by proxy, and entitled to vote at the meeting, were cast in favor of the four proposals.

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

      3.2    -- By-laws of Digex. Incorporated herein by reference to Digex's
                Form 10-Q (File No. 000-26873) filed with the Commission on May
                12, 2000.

      3.3    -- Certificate of Designation for the Series A Preferred Stock.
                Incorporated herein by reference to Digex's registration statement on Form S-1 (File No. 333-94879) filed with the Commission on January 18, 2000.

     10.1    -- Amendment No. 2, dated as of June 29, 2000, to General and
                Administrative Services Agreement between Digex and Intermedia.

     10.2    -- Asset Migration Agreement, dated as of June 1, 2000, between
                Digex and Intermedia.

     10.3    -- Lease by and between Digex and Riggs & Company, dated as of
                June 29, 2000. (2)

     10.4    -- Employment Letter dated March 22, 2000 between Digex and Thomas
                Davidsson. (1)

     10.5    -- Employment Letter dated July 5, 2000 between Digex and Todd
                Carlson. (1)

     10.6    -- Employment Letter dated July 6, 2000 between Digex and Bruce F.
                Metge. (1)

     27.1    -- Financial Data Schedule (For SEC Use Only).

    --------

    (1) Management contract or compensatory plan or arrangement.

    (2) Confidential treatment of certain provisions of this exhibit was requested from the Commission as of the filing date of this Form 10-Q.

 (b) Reports on Form 8-K

   The following report on Form 8-K of Digex was filed during the second quarter of 2000:

   Digex filed a Current Report on Form 8-K, dated May 4, 2000, reporting under
Item 5 the issuance of press releases discussing Digex's first quarter results and the establishment of its London SmartCenterSM. Digex also reported under
Item 7 the filing of the press releases as exhibits to the Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Digex, Incorporated
                                            (Registrant)

                                                    /s/ Timothy M. Adams
                                          By: _________________________________
                                                      Timothy M. Adams
                                                  Chief Financial Officer

                                                 /s/ T. Scott Zimmerman
                                          By: _________________________________
                                                     T. Scott Zimmerman
                                               Vice President and Controller

Dated: August 14, 2000