Form 10-Q
period 2000-09-30
DIGEX INC/DE
filed 2000-11-14
CIK 1085098

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                 (240) 264-2000
                                Telephone Number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of October 31, 2000, there were 24,513,631 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                    PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited):

          Condensed Consolidated Statements of Operations --
              Three and nine months ended September 30, 2000 and
            1999......................................................    1
          Condensed Consolidated Balance Sheets --
              September 30, 2000 and December 31, 1999................    2
          Condensed Consolidated Statements of Cash Flows --
              Nine months ended September 30, 2000 and 1999...........    3
          Notes to Condensed Consolidated Financial Statements........    4
ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
ITEM 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   18

                      PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................   19

ITEM 2.   Changes in Securities and Use of Proceeds...................   19

ITEM 3.   Defaults Upon Senior Securities.............................   19

ITEM 4.   Submission of Matters to a Vote of Security Holders.........   19

ITEM 5.   Other Information...........................................   19

ITEM 6.   Exhibits and Reports on Form 8-K............................   20

SIGNATURES............................................................   21

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  DIGEX, INCORPORATED

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Revenues..................................  $    46,531   $    16,111   $   116,727   $    38,132
Costs and expenses:
  Cost of operations......................        4,237         2,698        17,275         7,044
  Cost of services........................       21,256         6,331        49,480        13,761
  Selling, general and administrative.....       38,880        20,119       101,872        46,846
  Deferred compensation...................        1,087           509         3,077           509
  Depreciation and amortization...........       21,883         8,146        52,435        18,112
                                            -----------   -----------   -----------   -----------
Total costs and expenses..................       87,343        37,803       224,139        86,272
                                            -----------   -----------   -----------   -----------
Loss from operations......................      (40,812)      (21,692)     (107,412)      (48,140)
Other income (expense):
  Interest expense........................         (523)         (373)       (1,395)         (612)
  Interest and other income...............        2,838         1,293        10,239         1,293
  Merger-related expenses.................       (2,708)           --        (2,708)           --
                                            -----------   -----------   -----------   -----------
  Total Interest and other income.........          130         1,293         7,531         1,293
                                            -----------   -----------   -----------   -----------
Net loss before income tax benefit........      (41,205)      (20,772)     (101,276)      (47,459)
Income tax benefit........................           --            --            --         4,839
                                            -----------   -----------   -----------   -----------
Net loss..................................  $   (41,205)  $   (20,772)  $  (101,276)  $   (42,620)
                                            ===========   ===========   ===========   ===========
Net loss per common share -- basic and
  diluted.................................  $     (0.65)  $     (0.36)  $     (1.60)  $     (0.81)
                                            ===========   ===========   ===========   ===========
Shares used in computing basic and diluted
  net loss per share......................   63,616,765    57,250,000    63,248,403    52,443,223
                                            ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                              DIGEX, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 142,732      $  88,778
  Restricted investments....................................        2,000             --
  Accounts receivable, net of allowance of $3,586 and $4,362
     in 2000 and 1999, respectively.........................       32,569         17,271
  Due from Intermedia.......................................           --          3,110
  Prepaid expenses and other current assets.................        9,072          1,496
                                                                ---------      ---------
          Total current assets..............................      186,373        110,655
                                                                ---------      ---------
Property and equipment, net.................................      326,783        205,903
Intangible assets, net......................................       24,220         27,213
Other assets................................................        1,184            538
                                                                ---------      ---------
          Total assets......................................    $ 538,560      $ 344,309
                                                                =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................    $  49,837      $  33,619
  Deferred revenue..........................................           --            222
  Due to Intermedia.........................................          326             --
  Current portion of note payable...........................        2,730          1,235
  Current portion of capital lease obligations..............        1,694            801
                                                                ---------      ---------
          Total current liabilities.........................       54,587         35,877
Note payable................................................        1,405          2,477
Capital lease obligations...................................       27,204         15,766
                                                                ---------      ---------
          Total liabilities.................................       83,196         54,120
                                                                ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; 100,000 designated as Series A Convertible;
     100,000 shares issued and outstanding in 2000..........            1             --
  Class A common stock, $.01 par value; 100,000,000 shares
     authorized; 24,492,510 and 11,500,000 shares issued and
     outstanding in 2000 and 1999, respectively.............          245            115
  Class B common stock, $.01 par value; 50,000,000 shares
     authorized; 39,350,000 and 50,000,000 shares issued and
     outstanding in 2000 and 1999, respectively.............          393            500
  Additional paid-in capital................................      620,593        354,553
  Accumulated deficit.......................................     (154,044)       (52,768)
  Deferred compensation.....................................      (11,824)       (12,211)
                                                                ---------      ---------
          Total stockholders' equity........................      455,364        290,189
                                                                ---------      ---------
          Total liabilities and stockholders' equity........    $ 538,560      $ 344,309
                                                                =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              DIGEX, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(101,276)  $ (42,620)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     52,434      18,112
     Provision for doubtful accounts........................      4,739       3,918
     Amortization of deferred compensation..................      3,113         509
     Loss on sale/disposals of telecommunications
      equipment.............................................        732          94
     Deferred income taxes..................................         --      (4,839)
     Accretion of interest on note payable and capital lease
      obligations...........................................        395          --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (20,070)    (12,115)
     Prepaid expenses and other current assets..............     (7,576)       (340)
     Other assets...........................................       (646)        (19)
     Accounts payable, accrued expenses and other
      liabilities...........................................     16,374       8,228
     Due from Intermedia....................................      3,439         947
     Deferred revenue.......................................       (222)         --
                                                              ---------   ---------
  Net cash used in operating activities.....................    (48,564)    (28,125)
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (156,707)   (119,426)
  Purchase of restricted investments........................     (2,000)         --
                                                              ---------   ---------
  Net cash used in investing activities.....................   (158,707)   (119,426)
FINANCING ACTIVITIES:
  Proceeds from subsequent public offering, net of costs....    171,645          --
  Proceeds from issuance of preferred stock.................     85,000          --
  Proceeds from exercise of common stock options............      5,244          --
  Principal payments on long-term note payable and capital
     leases.................................................       (664)     (1,273)
  Proceeds from initial public offering, net of costs.......         --     179,244
  Net contributions from Intermedia.........................         --     102,424
                                                              ---------   ---------
  Net cash provided by financing activities.................    261,225     280,395
  Net increase in cash and cash equivalents.................     53,954     132,844
  Cash and cash equivalents at beginning of the period......     88,778          --
                                                              ---------   ---------
  Cash and cash equivalents at end of period................  $ 142,732   $ 132,844
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Assets purchased under capital lease obligations..........  $  12,857   $  17,111
  Assets purchased by issuance of note payable..............         --       4,672
  Interest Paid.............................................      1,315         528

     See accompanying notes to condensed consolidated financial statements.

                              DIGEX, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     On July 11, 2000, Intermedia announced that it is exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("WorldCom") whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex and will have voting control of Digex. The merger is expected to be consummated in the first half of 2001.

2. BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements have been prepared by Digex, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Digex and its wholly-owned European subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

     The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the managed Web and application hosting unit of Intermedia. Digex's accumulated deficit of $154.0 million arose after April 30, 1999. Accumulated losses and capital contributions from Intermedia were included in owner's net investment prior to April 30, 1999 and were transferred to additional paid-in capital upon the capitalization of Digex. Intermedia contributed approximately $115.1 million in assets and certain liabilities on April 30, 1999. Intermedia also contributed additional capital of $48.1 million to Digex beginning May 1 through August 4, 1999, principally by way of contributions of telecommunications assets. These contributions were accounted for at Intermedia's underlying book values on the date of contribution.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC deferred the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. On October 12, 2000, the SEC released its Frequently Asked Questions and Answers ("Q&A") document to serve as additional guidance for revenue recognition in financial statements. Digex is currently analyzing the Q&A document and determining the impact of SAB 101 on its various revenue recognition policies, including those pertaining to non-refundable installation fees which Digex currently recognizes as revenue upon completion of service.

     Based upon the expected implementation of SAB 101, Digex does not anticipate a material effect on its consolidated financial statements. Digex has preliminarily determined that it will record a decrease of approximately $6.0 to $8.0 million in revenue and an increase in deferred revenue during the fourth quarter as a result of the implementation. Digex also expects a decrease in costs of approximately $6.0 to $8.0 million during the fourth quarter and an increase in deferred costs as a result of the implementation. Digex will recognize the deferred revenue and deferred costs over the remaining term of the applicable agreements in 2001 and 2002. With the adoption of SAB 101, Digex does not expect there to be any economic impact to its business operations or cash flows.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. Digex anticipates that the adoption of SFAS No. 133, as amended, will not have a significant effect on its consolidated financial statements.

4. STOCKHOLDERS' EQUITY

     On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of its Class A Common Stock (the "Warrants"), for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $1.5 million was used for equipment purchases in the second quarter of 2000. The remaining credit of $13.5 million is netted against equity as of September 30, 2000. The Preferred Stock has an aggregate liquidation preference of $100.0 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of Digex's Class A Common Stock on the transaction commitment date). The proceeds from the offering were allocated between the Preferred Stock and the Warrants based upon their relative fair values.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

     On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A Common Stock. Digex sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171.6 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering. Each share of Class B Common Stock is entitled to 10 votes while each share of Class A Common Stock is entitled to one vote. As a result, while Intermedia owns approximately 61.6% of Digex's equity interests, it controls approximately 94.1% of Digex's voting interest as of September 30, 2000.

5. DEFERRED COMPENSATION

     Since July 29, 1999, Digex granted options to purchase 1,288,125 shares (net of 154,375 forfeited options) of Class A Common Stock under the Digex Long-Term Incentive Plan to certain employees of Digex at exercise prices below market value. During the nine months ended September 30, 2000, Digex recorded $2.7 million of deferred compensation (net of forfeitures), a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options. Deferred compensation was reduced by $0.7 million in the third quarter of 2000 for forfeited stock options. There were no additional grants of options at exercise prices below market value in the third quarter. Deferred compensation expense of approximately $1.1 million and $3.1 million was expensed during the three and nine months ended September 30, 2000, respectively.

6. LOSS PER SHARE

     The following table presents the computation of basic and diluted loss per share of common stock:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Net loss, as reported.....................  $   (41,205)  $   (20,772)  $  (101,276)  $   (42,620)
                                            ===========   ===========   ===========   ===========
Weighted average number of common
  shares..................................   63,616,765    57,250,000    63,248,403    52,443,223
                                            ===========   ===========   ===========   ===========
Loss per share:
  Basic...................................  $     (0.65)  $     (0.36)  $     (1.60)  $     (0.81)
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $     (0.65)  $     (0.36)  $     (1.60)  $     (0.81)
                                            ===========   ===========   ===========   ===========

     Convertible securities were excluded in the computation of diluted loss per share because assumed exercise or conversion would be anti-dilutive.

7. COMMITMENTS

     On June 29, 2000, Digex entered into a ten-year lease commencing in September 2000 for its new corporate headquarters facility in Laurel, Maryland. The lease agreement requires an initial security deposit of $2.0 million in the form of a letter of credit. This letter of credit may be reduced at the commencement of the seventh lease year to an amount equal to the then current one month's base rent if certain conditions are met annually prior to the seventh year of the lease. Property and equipment include the present value of the capital lease which is amortized over the term of the lease.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

8. RELATED PARTY AGREEMENTS

     On April 30, 1999, Digex entered into a General and Administrative Services Agreement (the "G&A Agreement") with Intermedia. Under the terms of the G&A Agreement, as amended to date, Intermedia provides Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, and information management services. The initial term of the agreement is two years, and the charge for these services was $3.0 million and $13.0 million for the three and nine months ended September 30, 2000, respectively.

     Digex also entered into three two-year Network Services Agreements with Intermedia. Under the terms of these agreements, Intermedia provides Digex with east and west coast Internet transit, Internet access and managed firewall services. The charges for these services amounted to $1.5 million and $5.0 million for the three and nine months ended September 30, 2000, respectively.

     On June 1, 2000, Digex entered into an Asset Migration Agreement with Intermedia. Under the terms of the agreement, Digex purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. In connection with the purchase of firewall-related assets from Intermedia, the Managed Firewall Services Agreement between Digex and Intermedia was terminated. Digex paid a purchase price of $4.5 million for the net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the Asset Migration Agreement, Digex will also be making equal monthly installments amounting to $0.9 million for Intermedia's support and consultation for the six month period ending on December 31, 2000. The charges for these services amounted to $0.5 million for the three and nine months ended September 30, 2000.

     Digex entered into three agreements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by Digex with the net proceeds of certain offerings of Digex securities. The assets are sold to Intermedia at Digex's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $5.0 million and $40.5 million during the three and nine months ended September 30, 2000, respectively. These proceeds were unrestricted and were used to fund Digex's operating expenses.

9. CONTINGENCIES

     The following 10 purported class actions were filed against Intermedia, Digex, the directors of Digex, and, in some cases, WorldCom, in the Court of Chancery of the State of Delaware in and for New Castle County:

     - Mohamed Yassin v. Intermedia et al., on September 5, 2000;

     - Gerard F. Hug v. Intermedia et al., on September 5, 2000;

     - Taam Associates v. Intermedia et al., on September 6, 2000;

     - David Reynoldson v. Intermedia et al., on September 12, 2000;

     - John F. Prince v. Intermedia et al., on September 11, 2000;

     - Thomas Turberg v. Intermedia et al., on September 14, 2000;

     - Jason Reiner v. Digex et al., on September 8, 2000;

     - Marilyn Kalabsa v. Digex et al., on September 13, 2000;

     - TCW Technology Limited Partnership v. Intermedia et al., on September 20, 2000, which is also a purported derivative suit, as described below; and

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

     - Kansas Public Employee Retirement System (KPER) v. Intermedia et al., on October 4, 2000, which is also a purported derivative suit as described below.

     These actions purported to be class actions brought on behalf of all persons, other than the defendants, who own the common stock of Digex, against Intermedia, Digex, the directors of Digex who are also directors or executive officers of Intermedia, and in the case of the first six actions listed, WorldCom and the independent directors of Digex.

     Each of the foregoing complaints made substantially similar allegations that the defendants, other than WorldCom, breached their fiduciary duties to the class members by acting to further their own interests at the expense of Digex public stockholders, engaged in self-dealing with and did not act in good faith towards the Digex public stockholders, and caused irreparable harm to such stockholders. In addition, in Reiner v. Digex et al., KPER v. Intermedia et al., Kalabsa v. Digex et al. and TCW Technology v. Intermedia et al., the plaintiffs alleged that the Digex board members who are also directors or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of section 203 of the Delaware General Corporation Law to WorldCom. The foregoing actions, except for Reiner v. Digex et al., KPER v. Intermedia et al., Kalabsa
v. Digex et al. and TCW Technology v. Intermedia et al., also alleged that WorldCom aided and abetted Intermedia's and Digex's wrongdoing. The complaints sought injunctive relief and unspecified damages, including orders:

     - preliminarily and permanently enjoining the defendants and all persons acting in concert with them, from proceeding with, consummating or closing the contemplated transactions;

     - in the event the contemplated transaction is consummated, rescinding it and setting it aside or awarding rescissory damages to the class members;

     - directing the defendants to account to the class members for their damages sustained as a result of the wrongs complained of;

     - awarding the plaintiffs the costs of the actions, including reasonable allowances for attorneys' and experts' fees; and

     - in the case of Reiner v. Digex et al., KPER v. Intermedia et al., Kalabsa
       v. Digex et al., and TCW Technology v. Intermedia et al., enjoining the waiver by the Digex board of directors of section 203 of the Delaware General Corporation Law's application to WorldCom.

     Additionally the following five actions were filed against the directors of Digex, Intermedia, as the majority stockholder of Digex common stock, and Digex, as a nominal defendant, in the Court of Chancery of the State of Delaware in and for New Castle County:

     - David J. Steinberg et al. v. Ruberg et al., on September 7, 2000;

     - Crandon Capital Partners v. Ruberg et al., on September 12, 2000;

     - TCW Technology v. Intermedia et al., which was also a purported class action complaint as described above;

     - Sinha v. Ruberg et al., on October 4, 2000; and

     - KPER v. Intermedia et al., which was also a purported class action complaint as described above.

     These actions purported to be stockholder derivative actions brought on behalf of Digex. Each of these complaints made substantially similar allegations that Intermedia breached its fiduciary duties to Digex by usurping an alleged Digex corporate opportunity for itself, and the Digex directors breached their fiduciary duty of loyalty to Digex by permitting Intermedia to usurp Digex's alleged corporate opportunity and

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

approving the merger. The complaints sought injunctive relief and unspecified damages, including orders substantially similar to those sought in the purported class actions described above.

     The Court established a schedule to conduct expedited discovery and a hearing on the preliminary injunctions sought in TCW Technology v. Intermedia et al. case scheduled for November 29, 2000. The defendants intend to defend vigorously these actions.

     Thereafter, on October 17, 2000, the Court ordered all thirteen purported derivative and class action lawsuits listed above to be consolidated into a single action to proceed according to the schedule set for TCW Technology v. Intermedia, et al. Accordingly, on October 19, 2000, all of the above listed plaintiffs filed a "Consolidated Class Action and Derivative Complaint." The claims in the consolidated action are essentially identical to the claims in the prior thirteen separate actions, except that the consolidated complaint also alleges that the individual defendants breached fiduciary duties as officers and directors of Digex by allegedly causing Digex to provide confidential information to Bear Stearns with knowledge that the provision of that information was either contrary to Digex's interests or would not result in any benefit to Digex. The consolidated action also differs from some of the prior separate actions insofar as Digex directors Richard A. Jalkut and Jack Reich, named as defendants in certain of the prior actions, were not named as defendants in the consolidated action. Following the filing of the consolidated complaint, plaintiffs also voluntarily dismissed defendant Digex director Mark
K. Shull.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in Digex's Form 10-K, as filed with the SEC on March 10, 2000.

OVERVIEW

     We are a leading provider of managed Web and application hosting services to businesses operating mission-critical, multi-functional Web sites. In addition, we provide Web hosting services to the rapidly growing number of application service providers enabling them to more efficiently deliver their application services to their customers over the Internet. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 650 customers. As of September 30, 2000, we managed 3,914 Windows NT and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States and in Europe. We believe our singular focus on delivering mission-critical Web and application hosting solutions has been the major contributor to our growth.

     In May 2000, we created European operating entities to support our international operations and opened our first data center outside of the United States in Europe. Located in London, our European SmartCenter(SM) gives Digex customers in Europe the superior level of technology, security, and support services in Europe they have come to rely on in the United States. The data center is a leased facility which became operational in July 2000.

     We are among the first Web hosting providers to achieve the Statements of Auditing Standards No. 70 (SAS 70) Type I certification, which focused on our systems for providing the most reliable and secure environment for conducting on line transactions to our customers.

     On June 1, 2000, we entered into an Asset Migration Agreement with Intermedia. Under the terms of the agreement, we purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. We paid a purchase price of $4.5 million for net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the Asset Migration Agreement, we will also be making equal monthly installments amounting to $0.9 million for Intermedia's support and consultation for the six month period ending on December 31, 2000. In connection with the purchase of firewall-related assets from Intermedia, the Managed Firewall Services Agreement between Digex and Intermedia was terminated.

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

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom. During the third quarter, we have incurred legal fees, investment advisory fees, and certain travel expenses associated with due diligence activities relating to the merger and the possible sale of Digex. Merger-related costs of $2.7 million were expensed as incurred during the third quarter of 2000 and were included in Interest and Other Income.

     In October 2000, we entered into a Prime/Subcontractor Agreement with WorldCom whereby we have agreed to provide managed hosting services to WorldCom customers in the United States and in all International locations we presently serve or in the future for certain service fees. Under the terms of the agreement, we will provide the computer hardware, software, network technology, Internet connectivity and systems management necessary to offer WorldCom's customers comprehensive outsourced Web site and application hosting solutions. We expect to generate revenues of at least $6.0 million under the agreement during the fourth quarter of 2000.

     Revenue. Our revenues consist primarily of monthly fees from our managed Web and application hosting services. Contracts for these services are typically between one and three years in length. In addition to Web and application hosting, we also offer enterprise services and consulting services and believe that we will begin to derive increasing amounts of revenues from the sale of these services in the future. Revenue earned from the sale of third party equipment is also included.

     Costs and Expenses. Costs and expenses include:

        - cost of operations;

        - cost of services;

        - selling, general and administrative expenses;

        - deferred compensation; and

        - depreciation and amortization expense.

     Cost of operations consist primarily of the costs for our network connectivity and firewall services. We expect our network connectivity requirements to grow in conjunction with the growth of our overall business, including the expansion of our business abroad through our wholly-owned subsidiaries, and accordingly expect these costs to increase in the future. Expenses directly attributed to the sale of third party equipment is also included.

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

PLAN OF OPERATION

     We plan to expand our Web and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and Web-enabled business applications. In the fourth quarter of 1999, we opened our state-of-the-art data centers on the east and west coasts of the United States. We anticipate that these data centers, when operating at full capacity, will support servers generating in excess of $800.0 million in annualized revenue. We believe that the new data centers in the United States and those we continue to develop in Europe will place us in a stronger competitive position to successfully provide outsourced solutions of scalable Web site and application hosting solutions. We also offer value-added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

RESULTS OF OPERATIONS

     The following table presents certain information derived from our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999, expressed as a percentage of revenue.

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                             ------------------   ------------------
                                                              2000       1999      2000       1999
                                                             -------   --------   -------   --------
Revenues...................................................   100.0%     100.0%    100.0%     100.0%
Costs and expenses:
  Cost of operations.......................................     9.1       16.7      14.8       18.4
  Cost of services.........................................    45.7       39.3      42.4       36.1
  Selling, general and administrative......................    83.6      124.9      87.3      122.9
  Deferred compensation....................................     2.3        3.1       2.6        1.3
  Depreciation and amortization............................    47.0       50.6      44.9       47.5
                                                              -----     ------     -----     ------
          Total costs and expenses.........................   187.7      234.6     192.0      226.2
                                                              -----     ------     -----     ------
Loss from operations.......................................   (87.7)    (134.6)    (92.0)    (126.2)
Other income (expense):
  Interest expense.........................................    (1.1)      (2.3)     (1.2)      (1.6)
  Interest and other income................................     0.3        8.0       6.5        3.3
                                                              -----     ------     -----     ------
Net loss before income tax benefit.........................   (88.5)    (128.9)    (86.7)    (124.5)
Income tax benefit.........................................      --         --        --       12.7
                                                              -----     ------     -----     ------
Net loss...................................................   (88.5)    (128.9)    (86.7)    (111.8)
                                                              =====     ======     =====     ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

  Revenue

     Total revenue increased 188.8% to $46.5 million for the third quarter of 2000 compared to $16.1 million for the same period in 1999. The increase in revenue was due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server. Our installed base of servers increased 96% to 3,914 at the end of the third quarter of 2000 from 1,993 at the end of the third quarter of 1999.

  Cost of Operations

     Cost of operations increased 57.0% to $4.2 million for the third quarter of 2000 compared to $2.7 million for the same period in 1999. The increase was due to additional network costs resulting from our expanded customer base and increases in service offerings. As a percentage of revenue, cost of operations decreased to 9.1% for the third quarter of 2000 compared to 16.7% for the same period in 1999 due to the net effect of improved network utilization associated with the revenue improvement.

  Cost of Services

     Cost of services increased 235.7% to $21.3 million for the third quarter of 2000 compared to $6.3 million for the same period in 1999. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 45.7% for the third quarter of 2000 compared to 39.3% for the same period in 1999.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 93.3% to $38.9 million for the third quarter of 2000 compared to $20.1 million for the same period in 1999. Through 2000, as part of our growth strategy, we continue to build up our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement, as amended, with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 83.6% for the third quarter of 2000 compared to 124.9% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue.

  Deferred Compensation

     Deferred compensation expense increased 113.6% to $1.1 million for the third quarter of 2000 compared to $0.5 million for the same period in 1999. The increase was due primarily to increases in stock options granted to certain employees at exercise prices below market value since July 29, 1999. We recorded approximately $13.5 million of deferred compensation in 1999 and $2.7 million (net of forfeitures) in the nine months ended September 30, 2000 to be expensed over a four-year vesting period of the options. Deferred compensation was reduced by $0.7 million in the third quarter of 2000 for forfeited stock options. There were no additional grants of options at exercise prices below market value in the third quarter.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 168.6% to $21.9 million for the third quarter of 2000 compared to $8.1 million for the same period in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since September 30, 1999. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. As a percentage of revenue, depreciation and amortization expenses decreased to 47.0% for the third quarter of 2000 compared to 50.6% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue. We expect increases in depreciation charges though 2000 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

  Interest Expense

     Interest expense increased 40.2% to $0.5 million for the third quarter of 2000 compared to $0.4 million for the same period in 1999. The increase resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999 and the capital lease for our new corporate headquarters facility in the third quarter of 2000. Additionally, a note payable was issued by us to a third party during the third quarter of 1999.

  Interest and Other Income

     Interest and other income decreased 89.9% to $0.1 million for the three months ended September 30, 2000 compared to $1.3 million for the same period in 1999. Expenses associated with due diligence activities relating to the merger and the possible sale of Digex were included in Interest and Other Income. Interest and other income excluding merger-related costs, increased 119.5% to $2.8 million for the nine months ended September 30, 2000 compared to $1.3 million for the same period in 1999. The increase resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, an initial and subsequent public equity offering, and exercised stock options.

  EBITDA

     EBITDA, as defined below, increased 36.9% to $(17.8) million in the third quarter of 2000 compared to $(13.0) million for the same period in 1999. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

     EBITDA consists of earnings (loss) before interest expense, interest and other income, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

  Revenue

     Total revenue increased 206.1% to $116.7 million for the nine months ended September 30, 2000 compared to $38.1 million for the same period in 1999. The increase in revenue was due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server. Our installed base of servers increased 96% to 3,914 at the end of the nine months ended September 30, 2000 from 1,993 at the end of the nine months ended September 30, 1999. In addition to revenue from managed Web and application hosting services, Digex recognized $5.0 million of third party equipment sales revenue in the second quarter of 2000.

  Cost of Operations

     Cost of operations increased 145.2% to $17.3 million for the nine months ended September 30, 2000 compared to $7.0 million for the same period in 1999. The increase was due to additional network costs resulting from our expanded customer base and increases in service offerings. As a percentage of revenue excluding second quarter equipment sales, cost of operations excluding the second quarter cost of third party equipment decreased to 12.0% for the nine months ended September 30, 2000 compared to 18.4% for the same period in 1999 due to the net effect of improved network utilization associated with the revenue improvement. Expenses directly attributed to the sale of third party equipment in the second quarter is included in the cost of operations.

  Cost of Services

     Cost of services increased 259.6% to $49.5 million for the nine months ended September 30, 2000 compared to $13.8 million for the same period in 1999. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 42.4% for the nine months ended September 30, 2000 compared to 36.1% for the same period in 1999.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 117.5% to $101.9 million for the nine months ended September 30, 2000 compared to $46.8 million for the same period in 1999. Through 2000, as part of our growth strategy, we continue to build up our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 include the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement, as amended, with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 87.3% for the nine months ended September 30, 2000 compared to 122.9% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue.

  Deferred Compensation

     Deferred compensation expense increased 504.5% to $3.1 million for the third quarter of 2000 compared to $0.5 million for the same period in 1999. The increase was primarily due to increases in stock options granted to certain employees at exercise prices below market value since July 29, 1999. We recorded approximately $13.5 million of deferred compensation in 1999 and $2.7 million (net of forfeitures) in the nine months ended September 30, 2000 to be expensed over a four-year vesting period of the options. Deferred compensation was reduced by $0.7 million in the third quarter of 2000 for forfeited stock options. There were no additional grants of options at exercise prices below market value in the third quarter.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 189.5% to $52.4 million for the nine months ended September 30, 2000 compared to $18.1 million for the same period in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since September 30, 1999. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. As a percentage of revenue, depreciation and amortization expenses decreased to 44.9% for the nine months ended September 30, 2000 compared to 47.5% for the same period in 1999 due primarily to the significant revenue growth which decreases the expense as a percentage of revenue. We expect increases in depreciation charges though 2000 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

  Interest Expense

     Interest expense increased 127.9% to $1.4 million for the nine months ended September 30, 2000 compared to $0.6 million for the same period in 1999. The increase resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999 and the capital lease for our new corporate headquarters facility in the third quarter of 2000. Additionally, a note payable was issued by us to a third party during the third quarter of 1999.

  Interest and Other Income

     Interest and other income increased 482.4% to $7.5 million for the nine months ended September 30, 2000 compared to $1.3 million for the same period in 1999. Expenses associated with due diligence activities relating to the merger and the possible sale of Digex were included in Interest and Other Income. Interest and other income excluding merger-related costs, increased 691.9% to $10.2 million for the nine months ended September 30, 2000 compared to $1.3 million for the same period in 1999. The increase resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, an initial and subsequent public equity offering, and exercised stock options.

  EBITDA

     EBITDA, as defined below, increased 75.9% to $(51.9) million in the nine months ended September 30, 2000 compared to $(29.5) million for the same period in 1999. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

     EBITDA consists of earnings (loss) before interest expense, interest and other income, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $48.6 million and $28.1 million during the nine months ended September 30, 2000 and 1999, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

     Net cash used for investing activities during the nine months ended September 30, 2000 and 1999 was $158.7 million and $119.4 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, computers, and other equipment, including a $2.0 million letter of credit pursuant to a ten-year lease entered into by us on June 29, 2000 for our new corporate headquarters facility in Laurel, Maryland. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

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

     The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and a subsidiary of Compaq must be used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we have made arrangements with Intermedia to sell to Intermedia certain telecommunications related assets that are purchased by Digex with the net proceeds of these offerings. The assets are sold to Intermedia for cash at our cost. For the nine months ended September 30, 2000, we had received approximately $40.5 million from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses. Cash payments for capital assets for the nine months ended September 30, 2000 were approximately $156.7 million.

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

     In accordance with the Digex Long-Term Incentive Plan, stock options granted to employees of Digex and Intermedia became vested and exercisable during the second and third quarters of 2000. Cash proceeds of $5.2 million were received from exercised stock options during the nine months ended September 30, 2000. Digex may continue to receive cash proceeds from stock options in the future as an increasing number of options will become exercisable according to each optionee's respective vesting schedule.

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of our capital stock and will have voting control of us. The merger is expected to be consummated in the first half of 2001.

     On October 31, 2000, Intermedia increased the commitments available to it under its Revolving Credit Facility ("Credit Facility") from $100.0 million to $350.0 million. The Credit Facility is fully guaranteed by WorldCom. As a subsidiary of Intermedia, we will be a limited guarantor under the Credit Facility. Through Intermedia, we expect to have access to the proceeds available under the Credit Facility to fund our operations, working capital needs and capital expenditures as liquidity needs arise consistent with our projections.

     On October 31, 2000, Intermedia also entered into a Note Purchase Agreement with WorldCom. Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Through Intermedia, we expect the proceeds from these financings will be available to fund our operations, working capital needs and capital expenditures as liquidity needs arise.

     We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, increase our employee base, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. With our existing cash resources and financing available from Intermedia, and subject to the limitations discussed under the caption "Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities" on our Form 10-K for the period ended December 31, 1999 as filed with the SEC on March 10, 2000, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into mid 2001.

     We intend to continue to seek funding from external sources to meet our cash needs subsequent to that time period. There can be no assurance that such funding will be available on terms satisfactory to us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC deferred the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. On October 12, 2000, the SEC released its Frequently Asked Questions and Answers ("Q&A") document to serve as additional guidance for revenue recognition in financial statements. We are currently analyzing the Q&A document and determining the impact of SAB 101 on our various revenue recognition policies, including those pertaining to non-refundable installation fees which we currently recognize as revenue upon completion of service.

     Based upon the expected implementation of SAB 101, we do not anticipate a material effect on our consolidated financial statements. We have preliminarily determined that we will record a decrease of approximately $6.0 to $8.0 million in revenue and an increase in deferred revenue during the fourth quarter as a result of the implementation. We also expect a decrease in costs of approximately $6.0 to $8.0 million during the fourth quarter and an increase in deferred costs as a result of the implementation. We will recognize the deferred revenue and deferred costs over the remaining term of the applicable agreements in 2001 and 2002. With the adoption of SAB 101, we do not expect there to be any economic impact to our business operations or cash flows.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. We anticipate that the adoption of SFAS No. 133, as amended, will not have a significant effect on our consolidated financial statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. This report includes forward-looking statements, which could differ from actual results. See "Risk Factors" in our Form 10-K for the year ended December 31, 1999 as filed with the SEC on March 10, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We expect to continue recognizing revenue from international sales denominated in foreign currency. As a global concern, we could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect our financial results. Currently, we do not hedge against any foreign currency risk and, as a result, could incur gains or losses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The legal proceedings discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, above, are hereby incorporated by reference herein. We do not believe that there are any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Recent Sales of Unregistered Securities

     None.

  Use of Proceeds from a Sale of Registered Securities

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     NUMBER                                EXHIBIT
     ------                                -------
      3.1        -- Certificate of Incorporation of Digex, as amended.
                    Incorporated herein by reference to Digex's Form 10-Q
                    (File No. 000-26873) filed with the SEC on September 13,
                    1999.
      3.2        -- By-laws of Digex. Incorporated herein by reference to
                    Digex's Form 10-Q (File No. 000-26873) filed with the SEC
                    on May 12, 2000.
      3.3        -- Certificate of Designation for the Series A Preferred
                    Stock. Incorporated herein by reference to Digex's
                    registration statement on Form S-1 (File No. 333-94879)
                    filed with the SEC on January 18, 2000.
     10.1        -- Letter Agreement dated July 31, 2000 between Digex and
                    Lemis O. Altan. (1)
     10.2        -- Amended and Restated Guaranty Agreement, dated as of
                    October 31, 2000, by Digex, as Guarantor, on behalf of
                    Bank of America, N.A., as Administrative Agent for
                    Lenders, amending and restating the Guaranty Agreement,
                    dated as of December 22, 1999, by Digex, as Guarantor, on
                    behalf of Bank of America N.A., as Administrative Agent
                    for Lenders.
     10.3        -- Amended and Restated Security Agreement, dated as of
                    October 31, 2000, between Digex, as Debtor, and Bank of
                    America, N.A., as the Secured Party on behalf of Lenders,
                    amending and restating the Security Agreement, dated as
                    of December 22, 1999, between Digex, as Debtor, and Bank
                    of America, N.A., as the Secured Party on behalf of
                    Lenders.
     10.4        -- Amendment, dated as of October 24, 2000, to the Use of
                    Proceeds Agreement between Digex and Intermedia, dated as
                    of January 24, 2000.
     27.1        -- Financial Data Schedule (For SEC Use Only).

---------------
        (1) Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

          The following reports on Form 8-K of Digex were filed during the third quarter of 2000:

          Digex filed a Current Report on Form 8-K, dated August 1, 2000, reporting under Item 5 the issuance of a press release discussing Digex's second quarter results. Digex also reported under Item 7 the filing of the press releases as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated September 7, 2000, reporting under Item 5 the issuance of a press release announcing that a subsidiary of WorldCom will be merged with and into Intermedia. Digex also reported under Item 7 the filing of the merger agreement as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated September 18, 2000, reporting under Item 5 the complaints that have been filed in connection with the merger agreement between Intermedia and WorldCom. Digex also reported under Item 7 the filing of the complaints as exhibits to the Form 8-K.