Form 10-K
period 2000-12-31
DIGEX INC/DE
filed 2001-04-02
CIK 1085098

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates(1) of the registrant on February 28, 2001: $444,735,381.

     As of February 28, 2001, there were 24,622,028 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-K will be incorporated by reference from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

---------------
(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................   23
Item 3   Legal Proceedings...........................................   24
Item 4   Submission of Matters to a Vote of Security Holders.........   25

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   26
Item 6   Selected Financial and Other Operating Data.................   27
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   30
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   40
Item 8   Financial Statements and Supplementary Data.................   40
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   40

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   41
Item 11  Executive Compensation......................................   41
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   41
Item 13  Certain Relationships and Related Transactions..............   41

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   42
         Signatures..................................................   47

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

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading provider of managed Web hosting services to businesses operating mission-critical, multi-functional Web sites. We also offer related value-added services, such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. From major corporations to Internet start-ups, our customers use our services to rapidly and cost-effectively deploy secure and reliable business solutions including on-line banking, on-line procurement and electronic retailing. Our services include providing the computer hardware, software, network technology, and systems management necessary to offer our customers comprehensive outsourced Web site and application hosting solutions.

     We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth. We currently serve over 600 customers, including 37 of the Fortune 500 companies. We operate three state-of-the-art data center campuses strategically positioned on the east and west coasts of the United States and in the United Kingdom. We own and manage approximately 4,216 Window- and UNIX-based servers in these data centers. Our revenues grew at a compounded annual growth rate of 178% between 1996 and 2000, from $2.8 million in 1996 to $168.1 million in 2000.

     The following are among the key factors that we believe will continue to drive our growth:

        - the ability to facilitate the rapid, cost-efficient implementation and expansion of customers' Web site initiatives;

        - an operating platform designed to allow us to scale our operations to achieve higher revenues, lower marginal unit costs and increased operating margins;

        - strong alliances with Microsoft Corporation and Compaq Computer Corporation, each of whom have equity investments in Digex;

        - strong working relationships with other technology leaders including Sun Microsystems and Cisco Systems;

        - an experienced management team and technical experts, who in the aggregate hold over 900 technical certifications from leading companies such as Cisco Systems, Microsoft and Sun Microsystems;

        - a highly skilled engineering organization dedicated to identifying the best available tools, technologies and processes;

        - a growing, geographically distributed sales force; and

        - a network of over 100 business alliances which provide complementary design, development and integration services for our customers and which represent a significant source of new customer referrals for Digex.

     We believe we have established a reputation for reliable service, prompt deployment and quality customer service. To meet our customers' evolving requirements we continuously seek to identify, test and utilize the best available technologies and processes. Scalability is a central element of our operating strategy. Our architecture was specifically designed to facilitate the rapid, cost-efficient implementation and expansion of our customers' Web hosting initiatives.

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

RECENT DEVELOPMENTS

  Intermedia -- WorldCom Merger

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. Upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom (the "Intermedia -- WorldCom Merger"). As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex and will have voting control of Digex. The Federal Communications Commission approved the merger between WorldCom and Intermedia in January 2001 on the condition it comply with an agreement reached with antitrust authorities that WorldCom divest certain Intermedia assets and operations.

     On February 15, 2001, WorldCom, Intermedia and Digex announced a proposed settlement (the "Litigation Settlement") of a lawsuit arising out of WorldCom's planned acquisition of a controlling interest in Digex through the Intermedia -- WorldCom Merger. Certain of our minority shareholders brought suit to enjoin the merger or to invalidate the approval of the transaction by our Board of Directors. The proposed settlement would, if approved by the Delaware Chancery Court, fully resolve all claims in the lawsuit and permit the Intermedia -- WorldCom Merger to proceed. See Item 3 Legal Proceedings to Part I of this Form 10-K for the principal terms of the proposed settlement with respect to Digex.

     On March 2, 2001, Digex entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to a consolidated class action suit. The Court has entered its order directing that notice of the settlement be sent to proposed class members and has scheduled a final hearing to be held on April 6, 2001 in the Delaware Court of Chancery in Wilmington, Delaware. The final settlement of the suit is subject to the satisfaction of certain conditions as well as final court approval.

     Also on March 2, 2001, Digex and certain subsidiaries of WorldCom entered into four commercial agreements. These commercial agreements will become effective at or before the consummation of the Intermedia -- WorldCom Merger pursuant to the merger agreement. The principal terms of the four commercial agreements are generally described as follows:

     - Sales Channel Agreement. Under this agreement, WorldCom will resell the Digex portfolio of managed Web hosting products. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel. In November 2000, WorldCom announced the immediate U.S. availability of an expanded global Web hosting product suite to include high-end managed hosting services through arrangements with Digex. Digex will also utilize WorldCom's sales force to enhance its global presence.

     - Funding Agreement. After the completion of the Intermedia -- WorldCom Merger, WorldCom's Board of Directors will review the Digex business plans for 2001 and 2002 approved by the Digex Board of Directors. If these business plans are approved by the WorldCom Board of Directors, WorldCom agrees to loan Digex funds for these business plans; the loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. However, the funding agreement would not prevent Digex from seeking replacement funding from other sources.

     - Facilities Agreement. Managed Web hosting facilities for Digex will be built into existing WorldCom data centers in the United States and around the globe. Digex will lease space from WorldCom at these data centers based on customer demand.

     - Network Agreement. This agreement permits Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. Through the arrangement, Digex will be able to connect its U.S. Internet data centers to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence.

  Other Significant Accomplishments

     We have completed our first year of a three-year joint development project with Compaq and Microsoft. In 2000, we hired an engineering team to work on the next generation of hosting services as part of this joint development effort. This development work is being done in the Digex Unified Lab, at the Microsoft Partner Solutions Center in Redmond, WA and at the Compaq Labs in Houston, TX enabling us to work directly with Microsoft and Compaq staff members on critical engineering projects. We have created automated packages for Commerce, Messaging, Database, and Application Management systems. These products and services have enabled our customers to effectively conduct rapid deployments of mission critical solutions. Lastly, we have developed ClientCentral(TM), a management portal that allows customers to access customer-specific asset data, billing information, performance statistics, and service ticket detail. The ClientCentral trademark is currently pending final approval from the U.S. Patent and Trademark Office.

     In May 2000, we created European operating entities to support our international operations and opened our first data center outside of the United States. Located in London, our European SmartCenter(SM) gives Digex customers in Europe the superior level of technology, security, and support services in Europe they have come to rely on in the United States. The data center is a leased facility which became operational in July 2000.

     In January 2001, we received a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative which may convert into a grant if certain conditions are met at specific maturity dates.

     Also, in January 2001, we were recently ranked by Gartner Research, a leading industry research firm, as one of only two leaders on their North American Web Hosting Magic Quadrant, and placed as the most visionary company in the ranking.

     We recently completed two rigorous assessments of our operating environment. These assessments included a Type II review based on the American Institute of Certified Public Accountants (AICPA)'s Statement on Auditing Standards No. 70 (SAS70), and the Ernst & Young Cyber Process Certification. These reviews examined Digex's managed data center facilities in three locations in the United States and the United Kingdom. SAS70 was established by the AICPA to provide a basis for examinations of the internal controls of service organizations related to financial transaction processing. Digex had successfully completed a SAS70 Type I review in May 2000. The Type II review -- which requires testing of controls by the auditing firm -- was conducted by Ernst & Young for the period July 1, 2000 through December 31, 2000. Also, Ernst & Young's Cyber Process Certification evaluated and tested the design and operational effectiveness of controls to achieve the objectives specified in the report, related to Digex's Web hosting services. Both reviews focused on the control environment which govern the company's; (1) physical security, (2) electronic security measures, (3) customer server infrastructure, implementation, and maintenance, (4) network services and problem management, and (5) business continuity. In February 2001, we successfully completed the Type II review and the Cyber Process Certification for the six month period July 1, 2000 to December 31, 2000.

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

     According to Forrester Research in May 2000, 44% of the Global 2500 firms they surveyed have outsourced the management of their Web sites. Forrester reports that companies outsource Web site management primarily for the following reasons:

          - scarcity of technical skills;

          - performance; and

          - speed of implementation

     We believe additional benefits of outsourcing the management of a complex Web site include lower total costs, higher service level guarantees, higher security levels and reduced risk of technology obsolescence.

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

          - Application Hosting: Application service providers deliver Web-enabled business applications to their end-users over the Internet, supporting such common business processes as customer service, procurement, human resource management and sales force automation. Often, an application service provider partners with a dedicated hosting provider to bundle the services of dedicated web hosting -- known as "application hosting" when targeted at this market -- with their application services and support. Through this partnership, the application service provider typically experiences numerous benefits, including faster time-to-market, access to advanced application skills and significantly lower costs of operations.

     A variety of companies, such as Internet service providers and large systems integrators, offer products and services that attempt to address enterprises' Internet outsourcing needs. However, we believe the solutions offered by these companies fail to address certain elements required to ensure that customers' mission-critical Internet operations are reliable, scalable and responsive. Internet service providers, commonly referred to as ISPs have traditionally focused on providing Internet access and many have not developed the technical expertise and physical resources to support mission-critical Web sites and applications. In addition, many large systems integrators focus primarily on large enterprises and traditional information technologies. These firms often lack the network and Internet expertise required to provide mission-critical solutions. As a result, we believe a significant opportunity exists for a highly-focused company to provide a combination of complex Web site hosting, outsourced applications management and professional consulting services that enable businesses to implement reliable, high performance and cost effective mission-critical Internet solutions.

DIGEX SOLUTION

     We focus primarily on providing dedicated managed Web site and application hosting services. Our core competency is developing and managing mission-critical Web solutions for Fortune 2000 companies, Web-centric businesses and application service providers. We believe we are uniquely positioned to assist such businesses in optimizing the potential of the Internet and their Internet-related applications by providing our customers with the following key advantages:

     A Comprehensive Suite of Web Site and Application Hosting Services. We provide a suite of services that enable companies to conduct business on the Internet. Using a large, multi-specialized technical staff of certified engineers, and through the security and reliability of our state-of-the-art data centers, we provide the services and expertise necessary to ensure secure, scalable, high-performance operation of mission-critical Web sites and applications 24 hours a day. These services include:

          - Management services such as operating and supporting Windows- and UNIX-based dedicated servers and intelligent networking services such as load balancing and network caching;

          - Enterprise services such as firewall management, stress testing, customized Web site activity reporting, and enhanced security services; and

          - Application hosting services such as application support for various operating systems, web servers, directory servers, database servers, application servers and commerce suites.

          - Consulting services including capacity planning, migration planning and database optimization.

     As part of our services, we provide the installation and maintenance of industry-leading hardware and software, core technical expertise, high-volume backup and recovery systems and 24 hours a day monitoring by our network operations center.

     High-Performance Internet and Private Network Connectivity. We provide high performance network connectivity services for our customers' Web sites as well as direct private networking options for secure "back-end" network connections to private corporate networks and information systems. Through our network services agreements with WorldCom, Intermedia and Telia UK Limited, we offer superior Internet connectivity that provides the following direct benefits to customers:

          - connectivity to a diversely redundant high-speed global network via WorldCom, one of the world's leading telecommunications companies;

          - use of all of WorldCom, Intermedia and Telia's public and private peering relationships, permitting direct exchange of traffic with a significantly large number of carriers and ISPs;

          - use of all of WorldCom, Intermedia and Telia's regional direct connections to major ISPs, dial-up carriers and content service providers; and

          - service level agreements guaranteeing high availability and performance.

     In addition to the Internet connectivity available through WorldCom and Intermedia's backbone, we provide diversified connectivity from our data centers to other major Internet backbones. We are also actively establishing and maintaining our own public and private peering arrangements.

     Digex also offers a broad array of intelligent networking services including products and services from Akamai and Cisco Systems.

     Responsive Customer Care and Technical Support. We strive to provide superior customer service. This includes providing customers with 24-hours a day direct access to a staff of over 470 customer care and technical support personnel and our use of a variety of proactive monitoring services from our state-of-the-art network operations center, which allows us to anticipate potential problems or rapidly identify and remedy service interruptions. We believe this level of customer support significantly differentiates Digex in the marketplace.

     At our network operations center, we monitor and report on the health of servers, software, networks, and security devices managed by us through our centralized server monitoring platform. The network operations center uses a variety of technologies and tools, including the Aprisma Spectrum, Micromuse Netcool, and SiteScope products, to ensure highest possible server availability by monitoring a large volume of server resources such as CPU utilization, system and application processes, log files, TCP ports and disk space, and security devices, such as firewalls. In addition, the network operations center monitors specific network devices, such as routers, switches and load balancing equipment that are critical to the successful delivery of our hosting services.

     Secure, Fault-Tolerant Data Centers. Our data centers have been engineered to meet the highest expectations of our most demanding customers across our target markets, including the particularly stringent requirements of the financial services industry.

     Our data centers contain multiple, freestanding computer rooms to provide containment and isolation. Separate mechanical rooms are adjacent to each computer room to house cooling and mechanical equipment, eliminating the possible introduction of liquid into the computer room from equipment leakage. We use redundant uninterruptible power supply systems and redundant diesel generators to ensure that the power system is capable of maintaining power to the data center in the event of any component failure. State-of-the-art physical security has been implemented through tightly controlled security zones requiring card key, personal identification number and biometric identification. Over 100 surveillance cameras record movement through the data centers and security guards provide real-time roaming visibility. Cooling and environmental controls for each data center are designed to monitor and ensure proper temperature and humidity levels. Finally, all telecommunications connections enter the data centers through multiple points from many service arrangements to ensure continued operation of service without degradation in the unlikely event of a cable cut or local carrier network outage.

     Through our facilities agreement with WorldCom, Digex will commence building managed Web hosting facilities into existing WorldCom data centers in the United States and around the globe. Digex intends to lease space from WorldCom at these data centers based on customer demand. These hosting facilities will be patterned after Digex facilities in the U.S.

     Recurring Monthly Fees. We provide our services for recurring monthly fees, enabling our customers to predictably budget costs for Web and application hosting services. These fees are typically contracted as part of one, two or three-year agreements. These agreements often provide service level guarantees and permit technology upgrades at any time during the life of a contract.

DIGEX STRATEGY

     Our objective is to maintain our leadership position in the industry and continue to shape and lead the global market for hosting complex Web sites and applications. We intend to accomplish this by delivering secure, scalable, high-performance Web site and application hosting solutions. Our business strategy focuses on the following:

     Expand Our Premier Web Hosting Capabilities. We have expanded the capacity of our east and west coast data centers in addition to opening our first data center in Europe. We are actively seeking additional international expansion opportunities. We intend to continue to add data center capacity over the next five years as driven by customer demand. We believe our ability to readily grow and scale our operations while simultaneously maintaining the highest service levels will allow us to continue to attain higher revenues, lower marginal unit costs and higher operating margins. The following are among the key initiatives we have instituted to maintain the quality and scalability of our operations:

          - We have formed alliances with leading technology companies. These alliances help facilitate continuous innovation particularly in the areas of Web solution scalability, serviceability and rapid deployment. In January 2000, Microsoft and a subsidiary of Compaq invested $100.0 million in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. We also entered into strategic development agreements with both companies to advance our capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers and to streamline the order, delivery and installation of Compaq hardware and storage devices.

          - Our technical staff includes over 200 Microsoft certified engineers, as well as technical experts certified by Cisco Systems and Sun Microsystems. We believe this makes our technical staff among the most highly skilled and trained in the Web hosting industry. Based on comments by our customers, we believe our technical staff affords us a competitive advantage and has been instrumental in attracting many of our Fortune 2000 customers. In addition, we believe the depth and scope of our staff's technical skill base is essential to our ability to maintain our high quality service levels. To attract and retain these individuals, we offer competitive financial incentives, including in-house and external training programs, the opportunity to work with cutting-edge technology, and stock options.

     Develop Next Generation Service Offerings. As the underlying technology and functionality of Web-based products evolve, we believe customers will continuously demand new service offerings. We believe the depth of our Web site management skills positions us to be a leading provider of next generation Web site and application hosting services. The following are among the new service initiatives we are currently pursuing:

          - Support for Leading Applications and Databases. We have developed expertise in several of the leading software applications and databases used by many of today's business-oriented Web sites. Over the past year, Digex has begun to support solutions on the Windows 2000 platform and the Microsoft suite of .NET Enterprise Servers. We also have standardized our UNIX solutions on the Solaris 8 platform and offer full support for the iPlanet suite of Web and application servers. We intend to continue to add new Web site applications and databases to the list of software that we support.

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

     Expand Capabilities Through Selective Strategic Alliances and
Acquisitions. We currently have business alliances with over 100 Web design and development companies and interactive media agencies. These businesses typically partner with us due to our high quality services support and augment, rather than compete with, their own product and service offerings. Together with our business partners, we can provide our customers with end-to-end Web site solutions. The Digex e-Link Partner Program(TM), continues to attract leading interactive media and Web development companies such as Agency.com, Proxicom, Rapidigm, Rare Medium, and Zefer. The Digex app-Link Partner Program(TM) expands our alliances to include systems integrators, value-added resellers and consultants who offer application services to customers over the Internet. Our partnership programs provide a valuable, cost-effective channel for marketing our services as well as a highly productive customer referral source. In addition, we may seek to opportunistically acquire companies which we believe will enable us to cost-effectively augment our existing products and services, technology, infrastructure, skill set, geographic presence or customer base.

     Our commercial agreements with WorldCom will allow Digex to purchase bandwidth and connectivity from WorldCom in the United States and around the globe to support our managed Web hosting activities. Through the arrangements, Digex will be able to connect its Internet data centers in the U.S. to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence.

DIGEX SERVICES

     We offer a full range of complementary value-added services designed to satisfy the rapidly evolving requirements of complex Web sites. Our services include the following:

          - Managed Hosting Services;

          - Enterprise Services;

          - Application Hosting Services; and

          - Consulting Services.

  MANAGED HOSTING SERVICES

     Dedicated Web Site and Application Hosting Services. We offer dedicated Web site and application hosting services designed to enable reliable, scalable, mission-critical Web solutions. We operate both Windows- and UNIX-based servers using hardware from Compaq and Sun Microsystems. By standardizing around the hardware produced by these two vendors, we are able to quickly, easily and cost-effectively upgrade, configure and implement the new hardware necessary to accommodate our customers' growing needs for higher computing speeds and capacity. We offer a number of services to dedicated Web site management customers and application service providers to ensure ease of implementation, security, performance and scalability. We offer a comprehensive package featuring our core managed hosting services under the Digex SmartServices(SM) brand. Digex SmartServices(SM) include:

          - installation and maintenance of Web sites and applications on industry leading server hardware and applications;

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

     Private Networking. Our private networking services are primarily used to securely connect a customer's Web site at our site to their private corporate network or information system. Today, we offer a variety of management options for private line and virtual private network services.

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

     Security Services. Our security services are designed to ensure the security of a customer's Web site or applications. In December 2000, we introduced security audits and security incident response services to provide our customers with a higher level of protection and assurance. Other security services offered today include security scanning and vulnerability assessment services, managed and high availability firewalls, encryption software and authentication devices.

     Database Services. Our database services provide the installation, configuration, maintenance and support of leading databases. Today, we provide enhanced database services including those for Microsoft SQL Server 2000 and Oracle 8i database technology.

     High Availability Services. We offer high-performance solutions at the network, server and application layers, with products and Web architectures that are built for speed. Our service offers address every aspect of a customer's Web site, including content delivery, transaction processing and database processing. In October 2000, we introduced Digex Intelligent Director, a solution based on Layer 7 switching. This solution uses an array of logical elements to decide how to balance the workload and provide preferred access to selected servers.

     Testing Services. Our testing services aim to identify problems that could degrade the expected performance and availability of a customer's Web site. For example, our stress testing services simulate users accessing a Web site to provide information for isolating problems, optimizing performance and accelerating the deployment of Web sites.

  APPLICATION HOSTING SERVICES

     Digex provides support for a variety of applications, which are necessary to build and run a successful Web site. For each platform (Sun Solaris and Microsoft Windows) we provide equivalent product sets, allowing us to provide parallel levels of service regardless of the platform our clients wish to run. Each application is incorporated into an automated Digex Build that has been optimized for the application. This automated build ensures that each installation is reliable and can be completed in a minimum amount of time over a maximum number of servers. We support applications for various operating systems, web servers, directory servers, database servers, application servers and commerce suites.

     Operating Systems. The Digex Build begins with the O/S layer which has been engineered for maximum security, reliability and scalability. We have standardized upon Windows NT4 and 2000 for Compaq servers and Sun Solaris 2.6 and 2.8 for Sun Servers.

     Web Servers and Directory Servers. On the Windows platform we support Microsoft Internet Information Server for NT4 and Windows 2000. For Directory Services, we support Primary and Backup Domain Controllers for NT4 configurations and Active Directory for Windows 2000 implementations. On the Sun Solaris platform we offer iPlanet Webserver and iPlanet Directory Server which offer equivalent capabilities to the Microsoft Windows services.

     Database Servers. For Microsoft Windows we support Microsoft SQL Server 7 and SQL 2000 database products. On the Sun Solaris platform we support Oracle 8i and have begun work on Oracle 9i. Additionally, we provide High Availability database solutions on both platforms: SQL 2000 Dynamic Failover for Windows, and Oracle 8i Dynamic Failover for Solaris.

     Application Servers and Commerce Suites. Our primary commerce products on Windows are Microsoft Site Server Commerce Edition for NT4 and Microsoft Commerce 2000 for Windows 2000. On the Sun Solaris platform we support iPlanet Application Server 6.0. Support for both BEA Weblogic ATG Dynamo, and IBM Websphere applications is provided. Given the large number of commerce products, we carefully select those that have a solid market share advantage and technical superiority. We will continue to add products to this list as market opportunities dictate.

  CONSULTING SERVICES

     Our consulting services provide customized assistance to customers with unique architecture, deployment or maintenance requirements. These services include high-availability design, performance tuning, site architecture assessment, migration planning, capacity planning, and database optimization. Our consulting services typically assist customers with limited resources or who lack Internet and technical expertise. Our consulting engagements typically range from a few hours to a few weeks depending on the complexity and volume of the services needed. We believe our consulting services will play an increasingly important role in supporting the implementation and maintenance of complex Web sites and Web-based applications.

CUSTOMERS

     We have a large and diverse customer base ranging from Fortune 50 companies to small and medium size businesses that rely heavily on the Internet. Our customers are primarily located within the United States. We serve over 600 customers, covering most major industries. Our customer contracts typically range in duration from one to three years. Our customers include the following well-known companies:

FINANCIAL SERVICES
AND INSURANCE                     MEDIA AND ENTERTAINMENT       MANUFACTURING          RETAIL AND DISTRIBUTION
------------------                -----------------------       -------------          -----------------------
American Century Investments    Edmunds.com                  Clorox                American Eagle Outfitters
Blue Shield of California       McGraw Hill Companies        Kraft Foods           Hammacher Schlemmer & Co., Inc.
Fleet Credit Card Services      Reader's Digest              Philip Morris         J. Crew

TECHNOLOGY AND
COMMUNICATIONS                          HEALTHCARE                 TRAVEL & HOSPITALITY
--------------                          ----------                 --------------------
Alcatel Canada           American Dental Association               Thomas Cook
Compaq                   Association of American Medical Colleges  Trans World Airlines
Hughes Software Systems  DuPont Pharmaceuticals                    United Airlines

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

     Direct Sales. As of December 31, 2000, our direct sales force consisted of 125 quota-bearing sales representatives. We have organized the sales force into three units: major accounts, mid-market/Web-centric, and alternate channel. The major accounts unit focuses on Fortune 2000 companies as well as certain companies in the financial services, healthcare, publishing/media, and technology sectors. The mid-market/ Web-centric unit addresses the large and growing number of mid-size businesses requiring mission-critical hosting services. Our alternate channel sales group works closely with our extensive network of business alliance partners, which includes systems integrators, Web site developers and application service providers. Supporting each of these units is a site engineering team that provides pre-sales technical support, including requirements gathering, configuration support, site architecture, and project management.

     Business Alliance Partners -- The Digex e-Link Partner Program(TM) and Digex app-Link Partner Program(TM). In 1998, we created the Digex e-Link Partner Program(TM) which, we believe, has attracted some of the leading interactive media and Web site development companies to partner with us. To date, our business partners include companies such as Agency.com, Rapidigm, Rare Medium, and Zefer. We currently have over 100 business alliances that are a significant source of sales leads and opportunities. These business partners include Web site developers, Web site designers, interactive and new media agencies, and systems integrators. We collaborate, instead of compete, with our partners and complement each other's skills in an effort to bring the best overall solution to our customers. Typically, in these collaborative relationships, we focus on Web site hosting, while our strategic partners concentrate on Web site design, development and systems integration.

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

     Our competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Data Return, EDS, Exodus Communications, Globix, Genuity, IBM, Intel, Level 3 Communications, NaviSite, and Qwest Communications International.

     We believe our experience and reputation for delivering high quality, managed Web site and application hosting services differentiates us from our key competitors. We focus on our core competency of Web site and application hosting as opposed to offering hosting as a complement to a wide range of communication services. We believe we have defined and offer the industry's most complete set of functions required to configure, engineer, implement and maintain complex, transactional Web sites and applications. We believe our data centers and technical team distinguish us from our competition and enable us to provide among the highest quality end-to-end managed Web site and application hosting solutions.

INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets and contractual obligations to establish and protect certain proprietary rights in our data, applications and services. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology. In addition, the laws of various foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

     We also rely on certain technologies we license from third parties, such as Microsoft, Netscape and Micromuse. There can be no assurance these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. However, other than our trademarks and service marks, we do not believe that the loss of any particular one of our intellectual property rights would materially harm our business.

GOVERNMENT REGULATION

     In the United States and most countries in which the Company conducts its major operations, we are generally not regulated other than pursuant to laws applicable to businesses in general or to value-added telecommunications services specifically. In some countries, we are subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the Internet industry in the United States, Europe or elsewhere could have a material adverse effect on our business, financial condition and operating results.

     In October 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing, or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness that the transmitted or stored material was infringing and if certain other conditions are met. Since this law is relatively new, it remains to be seen how the law will be applied to limit liability we may face in the future for any possible copyright infringement or copyright-related issues. This law also requires ISPs to follow certain "notice and take-down" procedures in order to be able to take advantage of the limitation on liability. We have implemented such procedures. Digex has a formal notification process, whereby we notify an alleged infringer that we have a complaint, we notify the complainant about the status, we investigate the matter internally, and if necessary, suspend the infringer's use of Digex services and products until there is resolution of the matter. The Digex Acceptable Use Policy Board seeks to respond quickly to complaints that would fall under the scope of the Digital Millenium Copyright Act. There is no assurance that our process and acceptable use policy will shield us from liability but we have made a significant effort to meet the process. Our customers are subject to an acceptable use policy which prohibits them from posting, transmitting or storing material on or through any of our services which, in our sole judgment, is (1) in violation of any local, state, federal or foreign law or regulation, (2) threatening, obscene, indecent or defamatory or that otherwise could adversely affect any individual, group or entity or (3) in violation of the intellectual property rights or other rights of any person.

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

     The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The nature of this and future legislation and the manner in which they may be interpreted and enforced cannot be fully determined and could subject us and/or our customers to potential liability, which in turn could harm our business. The adoption of any of these types of laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase our cost of doing business or in some other manner harm our business.

     A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. We are unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     Moreover, the manner in which existing domestic and foreign laws (including Directive 95/46/EC of the European Parliament and of the European Council on the protection of individuals with regard to the processing of personal data and on the free movement of such data) will or may be applied to online service and Internet access providers is uncertain, as is the effect on our business given different possible applications. Similarly, we are unable to predict the effect on us from the potential future application of various domestic and foreign laws governing content, export restrictions, privacy, consumer protection, export controls on encryption technology, tariffs and other trade barriers, intellectual property and taxes.

EMPLOYEES

     As of January 1, 2001, we employed approximately 1,315 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are good.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE.

     We have experienced operating losses and negative cash flows from operations in each annual period from inception. As of December 31, 2000, our accumulated losses amounted to approximately $195.9 million. We had net losses of $143.1 million for the year ended December 31, 2000. While our revenues have grown in recent periods, we cannot assure you this growth will continue. In connection with our expansion plans, we anticipate that we will continue to make significant investments in sales, marketing, technical and customer support personnel, as well as in our data center infrastructure. As a result of our expansion plans, we expect our net losses and negative cash flows from operations to continue for the foreseeable future. We cannot assure you that we will ever become or remain profitable or that we will generate positive cash flows from operations.

OUR QUARTERLY AND ANNUAL RESULTS MAY FLUCTUATE, RESULTING IN FLUCTUATIONS IN THE PRICE OF OUR CLASS A COMMON STOCK.

     Our results of operations fluctuate on a quarterly and annual basis. We expect to continue experiencing fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

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

          - our retention of key personnel;

          - reliable continuity of service and network availability;

          - costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

          - the provision of customer discounts and credits;

          - the timing of expansion of existing data centers and completion of new data centers, including obtaining necessary permits and adequate public utility power;

          - the introduction by third parties of new Internet and networking technologies;

          - licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

          - other general economic factors.

     For these and other reasons, in some future quarters, our results of operations may fall below the expectations of securities analysts or investors, which could negatively affect the market price of our Class A Common Stock.

WE CANNOT PREDICT THE OUTCOME OF OUR JOINT DEVELOPMENT EFFORT WITH MICROSOFT AND COMPAQ.

     Working closely with Microsoft and Compaq, we expect to invest significant resources to advance our ability to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. While Microsoft and a subsidiary of Compaq have each made a $50.0 million equity investment in our company, neither has an obligation to contribute additional equity, whether or not the costs associated with this development project exceed our expectations. Our alliance agreements also do not prevent Microsoft and/or Compaq from working with other service providers to develop similar capabilities. In addition, because this alliance is for a research and development project, we cannot assure you that any commercially successful products will be developed as a result of our agreements with Microsoft and

Compaq. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Liquidity and Capital Resources."

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

WE MAY BE UNABLE TO ACHIEVE OUR OPERATING AND FINANCIAL OBJECTIVES DUE TO SIGNIFICANT COMPETITION IN THE WEB SITE AND APPLICATION HOSTING INDUSTRY.

     The market for hosting Web sites and applications is highly competitive. There are few substantial barriers to entry and many of our current competitors have substantially greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than we possess. Our current and potential competitors in the market include Web hosting service providers, Internet service providers, commonly known as ISPs, telecommunications companies and large information technology outsourcing firms. Our competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Data Return, EDS, Exodus Communications, Globix, Genuity, IBM, Intel, Level 3 Communications, NaviSite, and Qwest Communications International.

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

     Our reputation for providing reliable service largely depends on the performance and security of our data centers and equipment, and of the network infrastructure of our connectivity providers. In addition, our customers often maintain confidential information on our servers. However, our data centers and equipment, the networks we use, and our customers' information are subject to damage and unauthorized access from human error and tampering, breaches of security, natural disasters, power loss, capacity limitations, software defects, telecommunications failures, intentional acts of vandalism, including computer viruses, and other factors that have caused, and will continue to cause, interruptions in service or reduced capacity for our customers, and could potentially jeopardize the security of our customers' confidential information such as credit card and bank account numbers. Despite precautions we have taken and plan to take, the occurrence of a security breach, a natural disaster, interruption in service or other unanticipated problems could seriously damage our business and reputation and cause us to lose customers. Additionally, the time and expense required to eliminate computer viruses and alleviate other security problems could be significant and could impair our service quality. We also often provide our customers with service level agreements. If we do not meet the required service levels, we may have to provide credits to our customers, which could significantly reduce our revenues. Additionally, in the event of any resulting harm to customers, our customers might seek to hold us liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

IF WE WERE UNABLE TO SECURE SUFFICIENT NETWORK CAPACITY TO MEET OUR FUTURE NEEDS ON REASONABLE TERMS OR AT ALL, WE MIGHT NOT BE ABLE TO PROVIDE ADEQUATE SERVICE TO OUR CUSTOMERS.

     We must continue to expand and adapt our network arrangements to accommodate an increasing amount of data traffic and changing customers' requirements. We have entered into network services agreements with WorldCom, Intermedia, and Telia to provide us with certain network transit capacity which we believe to be adequate for our capacity requirements. However, if our future network capacity requirements exceed the capacity WorldCom, Intermedia, and Telia have committed to provide to us, we may have to pay higher prices for such additional network capacity or such capacity might not be available at all. Our failure to achieve or maintain high capacity data transmission could negatively impact service levels to our existing customers and limit our ability to attract new customers.

OUR BUSINESS, IN LARGE PART, DEPENDS ON NETWORK SERVICES WE RECEIVE FROM WORLDCOM, INTERMEDIA, AND TELIA. ANY DISRUPTION OF THESE SERVICES OR THE NETWORK PROVIDERS' INABILITY TO MAINTAIN ITS PEERING RELATIONSHIPS COULD BE COSTLY AND HARMFUL TO OUR BUSINESS.

     We currently rely primarily on WorldCom and secondarily on Intermedia for network services in the U.S. We currently rely primarily on Telia for network services in the U.K. Each of these providers qualifies as a tier-one service provider of Internet connectivity services for their geographic capacities. If any of these providers were unable to provide our network services or our agreements were to be terminated, we would need to rapidly secure an alternative provider of these services. As a result, we could incur transition costs and our monthly costs of operations could increase. In addition, such a transition could have a detrimental effect on our customer service levels.

     The Internet is composed of many ISPs that operate their own networks and interconnect with other ISPs at various peering points. Peering relationships are arrangements that permit ISPs to exchange traffic with one another without having to pay for the cost of transit services. Peering relationships are a competitive factor that allow some Web hosting companies to provide faster data transmission than others. We believe the tier-one status and numerous peering relationships of WorldCom, Intermedia, and Telia enable them to provide us faster data transmission than many other ISPs provide. If WorldCom, Intermedia, or Telia fails to adapt its network infrastructure to meet industry requirements for peering or loses its peering relationships for any other reason, then our transmission rates could be reduced, resulting in a decrease in the service quality we provide to our customers.

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

DIGEX IS CONTROLLED BY A CONTROLLING STOCKHOLDER WHICH COULD INVOLVE MULTIPLE RISKS FOR YOU AS A STOCKHOLDER.

     Intermedia controls (and, after completion of the Intermedia-WorldCom Merger, WorldCom will control) a majority of our voting power, and our majority stockholder's interests in us may conflict with your interests as a stockholder. Intermedia, indirectly through its wholly-owned subsidiary, Intermedia Financial Company, owns all of the issued and outstanding shares of our Class B Common Stock. Intermedia currently owns 39,350,000 shares of Class B Common Stock or approximately 61.6% of the outstanding capital stock of Digex. Each share of Class B Common Stock is entitled to 10 votes, as compared to one vote for each share of Class A Common Stock. As a result, Intermedia controls approximately 94.1% of our voting interests, and controls the management and affairs of Digex, and all matters submitted to our stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. Upon completion of the Intermedia-WorldCom Merger, WorldCom, through a wholly-owned subsidiary, will own all of the issued and outstanding shares of Intermedia and therefore will become our controlling stockholder. The price of our Class A Common Stock may be affected as a result of us having a controlling stockholder.

     Until the closing of the Intermedia-WorldCom Merger, we will depend on Intermedia to fund our working capital and operating losses upon the depletion of our cash resources, but Intermedia's ability to fund these needs is limited by its own substantial indebtedness. Because we anticipate operating losses and a significant need for working capital for the foreseeable future, we expect we will have to obtain funds for such purposes from Intermedia or other sources.

     Intermedia is and will continue to be highly leveraged and may incur additional indebtedness in the future. Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as dividends on and the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. In addition, because of the restrictions in the Intermedia indentures, Intermedia has only a limited amount of cash that may be used for working capital purposes and to fund operating losses. Consequently, Intermedia may not be able to provide us with a source of funds for our working capital or operating losses. The auditors of Intermedia have expressed in their opinion that while Intermedia's consolidated financial statements have been prepared assuming that it will continue as a going concern, Intermedia has incurred recurring operating losses and has a net capital deficiency, and as a result, these conditions raise substantial doubt about Intermedia's ability to continue as a going concern. Our dependence on Intermedia and the degree to which Intermedia is leveraged could, among other things, increase our vulnerability to general adverse economic and industry conditions, limit our ability to fund future working capital, operating losses, capital expenditures, acquisitions and other requirements, and limit our flexibility in reacting to changes in our business and industry. We strongly urge you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     We may require additional funds to finance our business but our ability to raise funds is significantly limited by agreements that are binding on Intermedia. Intermedia has issued debt securities to the public under seven indentures. In addition, as of December 31, 2000, Intermedia borrowed $113.0 million under a $350.0 million credit facility. Intermedia has entered into a $225.0 million Note Purchase Agreement with WorldCom. Through Intermedia, we expect the proceeds from these financings will be available to fund our operations, working capital needs and capital expenditures as liquidity needs arise.

     As a subsidiary of Intermedia, we are currently subject to a number of restrictions under the Intermedia indentures and the credit facility. These restrictions will, among other things, limit our ability to make certain restricted payments, incur indebtedness and issue preferred stock, pay dividends or make other distributions, engage in sale and leaseback transactions, create liens, sell our assets, issue or sell our equity interests, or enter into certain mergers and consolidations. As a result, our future financing sources may be significantly limited and our use of any proceeds of any future financing may be significantly restricted.

     We, along with Intermedia's other subsidiaries, have guaranteed Intermedia's obligations under its credit facility which could make us more vulnerable to changes in Intermedia's financial condition and make it more difficult for us to raise capital to expand our business. As security for our limited guarantee, we have granted the banks a security interest in a substantial portion of our assets. If Intermedia were unable to meet its obligations under the credit facility, we could be obligated to repay the debt at the greater of $90.0 million or the amounts borrowed by Digex. In addition, the banks' liens on a substantial portion of our assets could make it more difficult for us to obtain additional financing. The credit facility is also fully guaranteed by WorldCom.

     Our ability to issue additional capital stock is restricted by Intermedia's merger agreement with WorldCom. Additionally, we are constrained by Intermedia's ownership of the Class B Common Stock, which could make it more difficult for us to raise capital to expand our business. In the future, Intermedia may elect to sell additional shares of our Class B Common Stock to the public or to distribute these shares to its own stockholders. If as a result of a sale or distribution, Intermedia would no longer hold more than 50% of the total voting power of our capital stock, the consent of the majority in principal amount of the noteholders under the Intermedia indentures would be required for the sale or distribution. In addition, if we decide in the future to issue and sell additional shares of our capital stock and, as a result, the voting power represented by the Class B Common Stock held by Intermedia would no longer be greater than 50% of the total voting power of our capital stock, the consent of the majority in principal amount of the noteholders under the Intermedia indentures would be required for the sale. We would be free of the restrictions in the Intermedia indentures only if either Intermedia's voting power was reduced to below 50% as described above or Intermedia designated us as an "unrestricted subsidiary," which would also require a consent of a majority in principal amount of the noteholders under the Intermedia indentures.

THE FAILURE OF THE INTERMEDIA -- WORLDCOM MERGER TO CLOSE WOULD ADVERSELY IMPACT US.

     As described in "Business -- Recent Developments", we have entered into a series of commercial arrangements with WorldCom that provide for the establishment of a WorldCom sales channel, access of Digex to WorldCom data centers for building managed Web hosting facilities and other arrangements that we believe are very favorable to our business. In addition, after the completion of the Intermedia -- WorldCom Merger, WorldCom has agreed to provide us with funding for our 2001 and 2002 business plans that are approved by the Digex and WorldCom board of directors. These favorable agreements are subject to termination if, among other things, the Intermedia -- WorldCom Merger is not completed prior to December 31, 2001. The Intermedia -- WorldCom Merger is subject to a number of conditions, including the Litigation Settlement becoming final and non-appealable. If for any reason the Intermedia -- WorldCom Merger were not to close, we might no longer have the benefit of the WorldCom commercial agreements or the funding to be made available by WorldCom for our 2001 and 2002 business plans. In addition, if the Intermedia -- WorldCom Merger were not to close, Intermedia would no longer be able to borrow under its existing credit facility or note purchase agreement with WorldCom and unlikely be able to provide us with any additional monies to fund our working capital needs, operating losses or expenditure requirements. We have had preliminary discussions with third party sources regarding potential financing available to us in this event and we expect that we will have sufficient access to capital markets to provide the necessary funding. However, there can be no assurance that such financing would be available to us or, if available, that the terms would be as favorable to us as those that would be available if the Intermedia -- WorldCom Merger were to close.

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

OUR BUSINESS WILL NOT GROW UNLESS INTERNET USAGE GROWS AND INTERNET PERFORMANCE REMAINS ADEQUATE.

     The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has only recently begun to develop. Our success will depend on the continued growth in Internet usage. In addition, our business plan anticipates extensive growth in the Web site hosting and application hosting markets. The growth of the Internet, including the Web site hosting and application hosting markets, is subject to a high level of uncertainty and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communications, security concerns, increases in data transport capacity and general economic conditions. If the Internet as a commercial medium fails to grow or develops more slowly than expected, then our business is unlikely to grow.

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

OUR GROWTH DEPENDS ON OUR ABILITY TO EXPAND DATA CENTER CAPACITY TO MEET ANTICIPATED DEMAND.

     Continuing to expand capacity is critical to achieving our business strategy. This expansion is likely to include the need to add new hardware and software, and may include the opening of additional data centers both in the United States and globally. We recently expanded the capacity of our east and west coast data centers in the United States and in Europe. We intend to add data center capacity over the next five years as justified by customer demand. Our ability to do so successfully depends on:

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

     We have recently hired key employees and officers, including our Senior Vice President of Business Operations, Senior Vice President of Digex Europe, and Senior Vice President and General Counsel in 2000 and our Senior Vice President of Sales in March 2001. These key individuals will be working with our President and Chief Executive Officer, President of Product Management, Engineering and Marketing Group, and Chief Financial Officer, each of whom have joined Digex for less than two years. As a result, our management team has worked together for only a brief time. Our success in significant part depends on the continued services of our senior management personnel, as well as of our key technical and sales personnel.

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

REGULATORY AND LEGAL UNCERTAINTIES COULD HAVE SIGNIFICANT COSTS OR OTHERWISE HARM OUR BUSINESS.

     Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The application of existing laws or promulgation of new laws could require us to expend substantial resources to comply with such laws or discontinue certain service offerings. Increased attention to liability issues could also divert management attention, result in unanticipated expenses and harm our business. Regulation of the Internet may also harm our customers' businesses, which could lead to reduced demand for our services. We are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other government agency, other than as to regulations applicable to business in general. However, in the future we may be subject to regulation by the FCC or other federal or state agencies, which could increase our costs and harm our business. See "Business -- Government Regulation."

     We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that we are subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

WE COULD BE HELD LIABLE FOR THE INFORMATION DISSEMINATED THROUGH OUR NETWORK.

     The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

DIFFICULTIES PRESENTED BY INTERNATIONAL ECONOMIC, POLITICAL, LEGAL, ACCOUNTING AND BUSINESS FACTORS COULD HARM OUR BUSINESS IN INTERNATIONAL MARKETS.

     A component of our strategy is to expand into international markets. We opened our first data center outside of the United States in the London metropolitan area in July 2000. We plan to open additional international data centers during 2001. We may also enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

        - unexpected changes in regulatory, tax and political environments;

        - longer payment cycles and problems in collecting accounts receivable;

        - fluctuations in currency exchange rates and imposition of currency exchange controls;

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

     Our board of directors currently has the authority to issue an additional 4,900,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of any of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue additional shares of preferred stock and any issuance of preferred stock is subject to restrictions under the Intermedia indentures.

     We are also subject to certain provisions of Delaware law which could have the effect of delaying, deterring or preventing a change in control of Digex, including Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. In addition, our certificate of incorporation and bylaws contain certain provisions that, together with Intermedia's voting power and ownership of Class B Common Stock, could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The terms of the Litigation Settlement are structured so that Section 203 will not be applicable to any future transactions between WorldCom and us. Although as part of the Litigation Settlement, WorldCom has agreed to abide by certain procedures for certain affiliated transactions for a three-year period, such procedures would not afford the same protections as would Section 203 if it were applicable to such transactions.

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

        - estimates of future revenues; and

        - statements regarding the future course of our relationship with Intermedia and WorldCom.

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

ITEM 2.  PROPERTIES

     We currently lease office space for our corporate headquarters, administrative offices, and regional sales office in Laurel and Beltsville, Maryland. Our local sales offices are located in leased office spaces in London, New York City, San Jose and Los Angeles, California. We also lease facilities for our east coast data center in Beltsville, our west coast data center in northern California, and our European data center in London, United Kingdom.

     As of December 31, 2000, our total property and equipment in service consisted of buildings (6.6%), electronic and computer equipment (60.8%), computer software (12.0%), furniture and office equipment (1.9%) and leasehold improvements (18.7%). Such properties do not lend themselves to description by character and location of principal units. Substantially all of our telecommunications equipment is housed in multiple leased facilities on the east and west coast. We believe that our properties are adequate and suitable for their intended purposes.

DATA CENTER INFRASTRUCTURE

     We presently operate highly secure, fault-tolerant data centers specifically designed for the non-stop 24-hours a day hosting of Web sites and Web-based applications. Our east coast data center is strategically located near major network access points in the Washington, D.C. metropolitan area. Our west coast data center is situated near the western network access points and the headquarters of many of our strategic technology providers. Our London SmartCenter(SM) serves as our headquarters location in Europe. We recently expanded our total data center capacity and will be expanding our presence with data centers in Europe and Asia in 2001 through our facilities agreement with WorldCom. We intend to expand into other international locations over the next five years as appropriate to meet anticipated customer and market demand.

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

        - high-performance multi-network connectivity; and

        - fully-integrated customer work areas.

     State-of-the-art physical security. Our data centers include multiple separate computer rooms offering customers a high degree of containment and isolation from accidents or disasters occurring within or outside of each data center. Physical security has been implemented through tightly controlled security zones requiring access card, personal identification number, and biometric identification. Each data center has five security zones that require separate access levels to gain entry. Our highest security zones include computer rooms physically constructed as a building-within-a-building, with fire suppression and other controls separate from the remainder of the data center. Fencing above the ceiling and below the raised floor isolate each security zone. Over 100 surveillance cameras record movement through the data centers and security guards provide real-time roaming visibility. Our cooling towers are surrounded by security fences and monitored by cameras. Our dual 20,000 gallon diesel fuel tanks are buried underground.

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

     High-performance network connectivity. Our data centers provide high-performance, reliable networking connectivity to multiple national Internet backbone carriers for our customers. Telecommunications circuits enter the data centers through multiple points from diverse service providers. Multiple points of presence ensure continued operation of service without degradation in the unlikely event of a cable cut or local carrier network outage.

     Fully integrated customer work areas. Our data centers include separate, private customer work areas. These work areas are isolated from the security zones that house our servers, permitting customers to work on-site as necessary. These work areas provide computing and personal resources, such as customer breakrooms and wash areas.

ITEM 3.  LEGAL PROCEEDINGS

     On September 5, 2000, and thereafter, Intermedia, Digex, the directors of Digex, and in some cases, WorldCom, were named as defendants in a total of thirteen lawsuits in the Court of Chancery of the State of Delaware in and for New Castle County. Of those thirteen lawsuits, eight were brought as class actions on behalf of Digex public shareholders, three were brought as derivative actions, purportedly on behalf of Digex, and two advanced both class action and derivative claims. On October 17, 2000, the Court ordered that all thirteen lawsuits be consolidated into a single combined derivative and class action.

     In general, the complaints advanced substantially similar allegations that the defendants breached their fiduciary duties to the class members by acting to further their own interests at the expense of Digex public stockholders, by engaging in self-dealing and by failing to act in good faith towards the Digex public stockholders. The complaints claimed that such alleged wrongdoing caused irreparable harm to such stockholders. In addition, four of the complaints alleged that the Digex board members who are also directors or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of
Section 203 of the Delaware General Corporation Law to future transactions between WorldCom and Digex. These complaints also alleged that WorldCom aided and abetted the wrongdoing of Intermedia's directors and the Intermedia-affiliated directors of Digex. The complaints sought injunctive relief and unspecified damages.

     On February 15, 2001, WorldCom, Intermedia and Digex announced a proposed settlement of the consolidated class action suit. The proposed settlement would, if approved by the Court, fully resolve all claims in the lawsuit and permit the Intermedia -- WorldCom Merger to proceed. As part of the settlement, WorldCom and Intermedia have amended the terms of their merger agreement.

     The principal terms of the proposed settlement with respect to Digex are:

          - WorldCom and Digex have agreed on a series of commercial arrangements that will offer WorldCom's customers favorable access to our portfolio of managed web and application hosting services.

          - A sales channel agreement will cover sales by the WorldCom sales force of the advanced Web hosting services offered by us with a sales commitment from WorldCom to us of up to $500.0 million over a three year period, subject to our satisfying performance-related criteria;

          - After the completion of the Intermedia -- WorldCom Merger, WorldCom will provide us with funding for the performance of our 2001 and 2002 business plans as approved by the Digex and WorldCom boards of directors;

          - Managed Web hosting facilities for Digex will be built at several WorldCom data centers in the United States and around the globe.

          - A settlement fund of $165.0 million in WorldCom common stock, based upon WorldCom stock's trading price for a period preceding the Intermedia -- WorldCom Merger, will be created for our stockholders (other than Intermedia) and plaintiffs' counsel fees. Net of plaintiffs' counsel fees, one-half of the settlement fund will be distributed to holders of Digex Class A common stock on September 1, 2000. The balance will be distributed to such holders as of a future record date to be determined and expected to be on or about the date of the Intermedia -- WorldCom Merger.

          - A fund of up to $15.0 million in cash will be created by WorldCom to cover expenses incurred by us and a special committee of independent directors of the Digex Board of Directors, as well as administrative expenses of the settlement; and

          - The approval of the Intermedia -- WorldCom Merger under Section 203 of the Delaware General Corporation Law by the Digex Board of Directors will no longer be subject to challenge and WorldCom will not be subject to any restrictions under Section 203 on future transactions with Digex.

     On March 2, 2001, Digex, WorldCom, and Intermedia entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to the consolidated class action and derivative action in accordance with the terms agreed to in the February 15, 2001 memorandum of understanding. The Court has entered an order directing that notice of the settlement be sent to members of the class and has scheduled a settlement hearing to be held on April 6, 2001 in the Delaware Court of Chancery in Wilmington, Delaware. The final settlement of the suit is subject to the satisfaction of certain conditions as well as final court approval. Based on the memorandum of understanding and the Stipulation of Settlement, Digex does not expect to have any future liability from the outcome of this litigation.

     Digex also does not believe that there are any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's results of operations, cash flows, or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock trades on The Nasdaq Stock Market under the symbol "DIGX." As of December 31, 2000, based upon 42 holders of record and an estimate of the number of individual participants represented by security position listings, there are approximately 16,294 beneficial holders of our Class A Common Stock. All of our outstanding Class B Common Stock is held by Intermedia Financial Company. The approximate high and low closing prices for our Class A Common Stock are as reported by The Nasdaq Stock Market.

                                                              CLOSING PRICE
                                                            -----------------
                                                             HIGH       LOW
                                                            -------    ------
1999
Third quarter (from July 29, 1999)........................  $ 33.25    $15.50
Fourth quarter............................................    86.88     21.19

2000
First quarter.............................................  $171.50    $56.06
Second quarter............................................   111.00     35.25
Third quarter.............................................    94.00     46.88
Fourth quarter............................................    58.44     21.19

DIVIDEND POLICY

     We do not anticipate paying any dividends on any of our common stock in the foreseeable future. Moreover, because we are subject to restrictions under the Intermedia indentures, we are effectively prohibited from paying dividends. We may also incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends.

     The Litigation Settlement provides for a settlement fund to be established consisting of WorldCom common stock having a "stated value" of $165.0 million. The "stated value" of the WorldCom stock to be placed in the fund will be determined by taking the average trading price on the Nasdaq National Market for ten trading days randomly selected by lot from the 20 consecutive trading days ending on the third trading day immediately preceding the closing date of the Intermedia -- WorldCom Merger. The WorldCom common stock placed in the fund, less the amount awarded to plaintiffs' counsel for legal fees and expenses, will be distributed on a per share basis to the holders of Digex Class A common stock as follows: (i) 50% will be distributed to the record holders of Digex Class A common stock as of the closing of business on September 1, 2000; and (ii) 50% will be distributed to the record holders of Digex Class A common stock of a record date to be established in the future that is expected to be on or about the closing date of the Intermedia -- WorldCom Merger.

     This allocation of the WorldCom stock is subject to approval by the Delaware Chancery Court, and the parties to the litigation settlement have agreed they will change this allocation in whatever manner is necessary to obtain final court approval of the litigation settlement. In addition, because of the formula for determining the value of the WorldCom stock to be placed in the settlement fund, it is possible that the "stated value" produced by such formula may be higher or lower than the actual trading prices of the WorldCom common stock on the date of deposit into the settlement fund or the distribution of such stock to Digex Class A common stock holders.

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

  Use of Proceeds from a Sale of Registered Securities

     On July 29, 1999, the Registration Statement relating to our initial public offering (SEC File No. 333-77105) was declared effective. The net proceeds of the offering were approximately $178.9 million.

     Under the terms of Intermedia's indentures, described under "Risk
Factors -- Digex is controlled by a controlling stockholder, which could involve multiple risks for you as a stockholder," we were required to use all of the net proceeds of our offerings to purchase telecommunications related assets. Telecommunications-related assets mean assets used in connection with the business of: (1) transmitting, or providing services relating to the transmission of, voice, video or data through owned or leased transmission facilities; (2) creating, developing and marketing communications related network equipment, software and other devices for use relating to (1); or (3) evaluating, participating in or pursuing any other activity or opportunity that is related to those identified in (1) or (2); all as determined in good faith by the board of directors of Intermedia. We have entered into a letter agreement with Intermedia pursuant to which Intermedia will purchase from us, at our cost, some of the Telecommunications Related Assets purchased with the net proceeds of our offerings. Intermedia paid us for these Telecommunications Related Assets to the extent necessary with funds not subject to restrictions under the Intermedia indentures that we used for working capital purposes and to fund operating losses.

     From July 29, 1999 through the period ended June 30, 2000, we used $133.2 million of the net proceeds of our initial public offering to purchase telecommunications related assets held by us and $45.7 million for the purchase of telecommunications related assets subsequently sold to Intermedia. The proceeds of the sales of assets to Intermedia were unrestricted and were used to fund our operating expenses. All proceeds of our initial public offering have been used as of June 30, 2000.

ITEM 6.  SELECTED FINANCIAL AND OTHER OPERATING DATA

     The following table sets forth selected historical financial data of Digex for the period from July 7, 1997, the date of acquisition by Intermedia of the Web site hosting unit (the "Predecessor"), to December 31, 1997, and the years ended December 31, 1998, 1999 and 2000 of the Predecessor for the year ended December 31, 1996 and the period from January 1, 1997 to July 6, 1997. The selected historical financial data has been derived from Digex's and the Predecessor's audited financial statements.

     The following table also sets forth pro forma financial information of Digex for the year ended December 31, 1997. The pro forma financial information gives effect to the purchase by Intermedia of the Predecessor as if such acquisition had occurred on January 1, 1997. The presentation of pro forma financial information was made to permit useful comparison of results of operations between periods presented. This pro forma financial information is not necessarily indicative of the operating results Digex would have achieved if the Predecessor had been acquired on January 1, 1997. The relationship between Business Internet and the Predecessor is more fully described in Note 1 to the consolidated financial statements.

     In the following table, basic and diluted net loss per share have been calculated assuming that the common shares issued in connection with our recapitalization in April 1999 were outstanding for all periods of Digex presented, and giving effect to the 50,000-for-one stock split of our Class B Common Stock effected in July 1999 prior to the closing of our initial public offering.

     The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and our consolidated financial statements and related notes, included elsewhere in this report.

                                   PREDECESSOR                                            DIGEX
                            -------------------------   -------------------------------------------------------------------------
                                   HISTORICAL             HISTORICAL      PRO FORMA(1)                  HISTORICAL
                            -------------------------   ---------------   -------------   ---------------------------------------
                                             PERIOD       PERIOD FROM
                                              FROM       JULY 7, 1997
                                           JANUARY 1,      (DATE OF                                     YEAR ENDED
                             YEAR ENDED       1997      ACQUISITION) TO    YEAR ENDED                  DECEMBER 31,
                            DECEMBER 31,   TO JULY 6,    DECEMBER 31,     DECEMBER 31,    ---------------------------------------
                                1996          1997           1997             1997           1998          1999          2000
                            ------------   ----------   ---------------   -------------   -----------   -----------   -----------
                                                                           (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Revenues..................  $      2,803   $    4,420   $         7,192   $      11,612   $    22,635   $    59,786   $   168,085
Costs and expenses:
  Cost of operations......         2,002        4,149             1,739           2,808         6,710         9,656        21,244
  Cost of services........           684        1,817             1,611           3,428         7,044        21,750        69,658
  Selling, general and
    administrative........         3,194        7,001             6,087          13,088        17,512        70,213       144,876
  Deferred compensation...            --           --                --              --            --         1,299         4,101
  Depreciation and
    amortization..........           591          519             2,753           4,850         8,109        29,070        78,819
  Charge off of purchased
    in-process research
    and development.......            --           --            15,000(2)       15,000(2)         --           --            --
                            ------------   ----------   ---------------   -------------   -----------   -----------   -----------
Total costs and
  expenses................         6,471       13,486            27,190          39,174        39,375       131,988       318,698
                            ------------   ----------   ---------------   -------------   -----------   -----------   -----------
Loss from operations......        (3,668)      (9,066)          (19,998)        (27,562)      (16,740)      (72,202)     (150,613)
Other income (expense):
  Interest expense........            --           --                --              --            --        (1,094)       (2,008)
  Interest and other
    income................            --           --                --              --            --         3,458        12,608
  Merger-related
    expenses..............            --           --                --              --            --            --        (2,922)
                            ------------   ----------   ---------------   -------------   -----------   -----------   -----------
Loss before income tax
  benefit.................        (3,668)      (9,066)          (19,998)        (27,562)      (16,740)      (69,838)     (142,935)
Income tax benefit........            --           --             1,440           4,710           159         4,839            --
                            ------------   ----------   ---------------   -------------   -----------   -----------   -----------
Loss before cumulative
  effect of change in
  accounting principle....        (3,668)      (9,066)          (18,558)        (22,852)      (16,581)      (64,999)     (142,935)
Cumulative effect of
  change in accounting
  principle...............            --           --                --              --            --            --          (166)
                            ------------   ----------   ---------------   -------------   -----------   -----------   -----------
Net loss..................  $     (3,668)  $   (9,066)  $       (18,558)  $     (22,852)  $   (16,581)  $   (64,999)  $  (143,101)
                            ============   ==========   ===============   =============   ===========   ===========   ===========

PROFORMA AMOUNTS, ASSUMING
  THE ACCOUNTING CHANGE IS
  APPLIED RETROACTIVELY:
Net loss..................  $     (3,668)  $   (9,066)  $       (18,558)  $     (22,852)  $   (16,618)  $   (65,115)  $  (142,935)
                            ============   ==========   ===============   =============   ===========   ===========   ===========
Net loss per common share:
  basic and diluted.......            --           --   $         (0.37)  $       (0.46)  $     (0.33)  $     (1.19)  $     (2.25)
                            ============   ==========   ===============   =============   ===========   ===========   ===========
Shares used in computing
  basic and diluted net
  loss per share and
  proforma net loss per
  share...................            --           --        50,000,000      50,000,000    50,000,000    54,726,027    63,404,839
                            ============   ==========   ===============   =============   ===========   ===========   ===========

OTHER DATA:
EBITDA before certain
  charges(3)..............  $     (3,077)  $   (8,547)  $        (2,245)  $      (7,712)  $    (8,631)  $   (41,833)  $   (67,693)
Net cash used in operating
  activities..............        (2,565)      (7,172)           (6,079)        (13,251)      (10,930)      (20,515)      (62,520)
Net cash used in investing
  activities..............        (1,445)      (1,004)          (55,237)        (56,241)      (30,969)     (170,193)     (204,604)
Net cash provided by
  financing activities....         4,010        8,176            61,316          69,492        41,899       279,486       261,818
Capital expenditures......         1,445        1,004             8,016           9,020        30,969       170,396       202,604

                                                                        DIGEX
                                      PREDECESSOR     ------------------------------------------
                                      ------------                   DECEMBER 31,
                                      DECEMBER 31,    ------------------------------------------
                                          1996         1997       1998        1999        2000
                                      ------------    -------    -------    --------    --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents(4)........    $    --       $    --    $    --    $ 88,778    $ 83,434
Restricted investment...............         --            --         --          --       2,000
Working capital (deficit)...........     (1,237)         (351)     1,231      74,778      71,922
Property and equipment, net.........      2,599        12,930     39,059     205,903     348,975
Total assets........................      3,173        49,693     77,739     344,309     521,051
Long-term note payable, including
  current portion...................         --            --         --       3,712       4,207
Capital lease obligations, including
  current portion...................      1,745         1,980      2,089      16,567      29,002
Total stockholders'/owner's
  equity............................    $   342       $45,527    $70,845    $290,189    $416,628

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

(3) EBITDA before certain charges consists of (earnings) loss before interest expense, interest and other income, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, charge off of purchased in-process research and development, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.

(4) Prior to our initial public offering in July 1999, we participated in Intermedia's and the Predecessor's centralized cash management system, and, as a result, did not carry cash balances on our financial statements for any period prior to the initial public offering. Since that date, we have maintained and reported cash balances on our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of managed Web and application hosting services to businesses operating mission-critical, multi-functional Web sites. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 600 customers. As of December 31, 2000, we managed approximately 4,216 Windows- and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States and in Europe.

     Our revenues grew at a compounded annual growth rate of 178% between 1996 and 2000, from $2.8 million in 1996 to $168.1 million in 2000. We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth.

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

     In May 2000, we created European operating entities to support our international operations and opened our first data center outside of the United States. Located in London, our European SmartCenter(SM) gives Digex customers in Europe the superior level of technology, security, and support services in Europe they have come to rely on in the United States. The data center is a leased facility which became operational in July 2000.

     We recently completed two rigorous assessments of our operating environment. These assessments included a Type II review based on the American Institute of Certified Public Accountants (AICPA)'s Statement on Auditing Standards No. 70 (SAS70), and the Ernst & Young Cyber Process Certification. These reviews examined Digex's managed data center facilities in three locations in the United States and the United Kingdom. SAS70 was established by the AICPA to provide a basis for examinations of the internal controls of service organizations related to financial transaction processing. Digex had successfully completed a SAS70 Type I review in May 2000. The Type II review -- which requires testing of controls by the auditing firm -- was conducted by Ernst & Young for the period July 1, 2000 through December 31, 2000. Also, Ernst & Young's Cyber Process Certification evaluated and tested the design and operational effectiveness of controls to achieve the objectives specified in the report, related to Digex's Web hosting services. Both reviews focused on the control environment which govern the company's; (1) physical security, (2) electronic security measures, (3) customer server infrastructure, implementation, and maintenance, (4) network services and problem management, and (5) business continuity. In February 2001, we successfully completed the Type II review and the Cyber Process Certification for the six month period July 1, 2000 to December 31, 2000.

     On June 1, 2000, we entered into an Asset Migration Agreement with Intermedia. Under the terms of the agreement, we purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. We paid a purchase price of $4.5 million for net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the Asset Migration Agreement, we made equal monthly installments amounting to $0.9 million for Intermedia's support and consultation for the six month period ended December 31, 2000. In connection with the purchase of firewall-related assets from Intermedia, the Managed Firewall Services Agreement between Digex and Intermedia was terminated.

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

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom. During the third quarter, we have incurred legal fees, investment advisory fees, accounting fees, and certain travel expenses associated with due diligence activities relating to the merger and the possible sale of Digex. Merger-related costs of $2.9 million were expensed as incurred during the year ended December 31, 2000.

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

     In November 2000, WorldCom announced the immediate U.S. availability of an expanded global Web hosting product suite to include high-end managed hosting services through arrangements with Digex. Through the arrangement, we will be able to connect our Internet data centers in the U.S. to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence. We will also utilize WorldCom's sales force to enhance its global presence.

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

     Deferred compensation expense relates to stock options that were granted by Digex to certain employees at exercise prices below market value.

     Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets. We expect these expenses to increase due to our plans to invest significant capital to continue to expand our data center capacity.

PLAN OF OPERATION

     We plan to expand our Web and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and Web-enabled business applications. In the fourth quarter of 1999, we opened our state-of-the-art data centers on the east and west coasts of the United States. Our first international data center, located in London, was operational in July 2000. We anticipate that these data centers, when operating at full capacity, will support servers generating in excess of $800.0 million in annualized revenue. We believe that the new data centers in the United States and those we continue to develop internationally will place us in a stronger competitive position to successfully provide outsourced solutions of scalable managed Web and application hosting solutions. We also offer value-added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

     Our commercial agreements with WorldCom will allow us to purchase bandwidth and connectivity from WorldCom in the United States and around the globe to support our managed Web hosting activities. Through the arrangements, we will be able to connect our Internet data centers in the U.S. to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence.

RESULTS OF OPERATIONS

     The following table presents certain information derived from our audited financial statements for the years ended December 31, 2000, 1999, and 1998 expressed as a percentage of revenue.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                     2000      1999     1998
                                                     -----    ------    -----
Revenues...........................................  100.0%    100.0%   100.0%
Costs and expenses:
  Cost of operations...............................   12.6      16.2     29.6
  Cost of services.................................   41.4      36.4     31.1
  Selling, general and administrative..............   86.2     117.4     77.5
  Deferred compensation............................    2.4       2.2       --
  Depreciation and amortization....................   46.9      48.6     35.8
                                                     -----    ------    -----
          Total costs and expenses.................  189.6     220.8    174.0
                                                     -----    ------    -----
Loss from operations...............................  (89.6)   (120.8)   (74.0)
Other income (expense):
  Interest expense.................................   (1.2)     (1.8)      --
  Interest and other income........................    7.5       5.8       --
  Merger-related expense...........................   (1.7)       --       --
                                                     -----    ------    -----
Loss before income tax benefit.....................  (85.0)   (116.8)   (74.0)
Income tax benefit.................................     --       8.1       .7
                                                     -----    ------    -----
Loss before cumulative effect of change in
  accounting principle.............................  (85.0)%  (108.7)%  (73.3)%
                                                     =====    ======    =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

  Revenue

     Total revenue increased 181.1% to $168.1 million in 2000 compared to $59.8 million in 1999. The increase in revenue was due to customer growth of 12% from December 31, 1999 to December 31, 2000, a significant increase in the number of managed servers per customer, and a rise of average monthly revenue per server in the fourth quarter of $4,259 in 2000 compared to $3,354 for the same period in 1999. Our installed base of servers increased 82% to 4,216 at December 31, 2000 from 2,311 at December 31, 1999. In addition to revenue from managed Web and application hosting services, Digex recognized $5.0 million of third party equipment sales revenue in the second quarter of 2000.

  Cost of Operations

     Cost of operations increased 120.0% to $21.2 million in 2000 compared to $9.6 million in 1999. The increase was due to additional network costs resulting from our expanded customer base and increases in service offerings. As a percentage of revenue excluding second quarter equipment sales, cost of operations excluding the second quarter cost of third party equipment decreased to 10.7% in 2000 compared to 16.2% in 1999 due to the net effect of improved network utilization.

  Cost of Services

     Cost of services increased 220.3% to $69.7 million in 2000 compared to $21.7 million in 1999. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 41.4% in 2000 compared to 36.4% in 1999. Costs did not increase proportionally with revenue due primarily to additional costs incurred in 2000 related to the asset migration agreement.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 106.3% to $144.9 million in 2000 compared to $70.2 million in 1999. Through 2000, as part of our growth strategy, we continued to build our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 included the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A Agreement, as amended, with Intermedia), rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 86.2% in 2000 compared to 117.4% in 1999 due primarily to revenue growth and because the selling portion of the selling, general and administrative cost is fixed, expenses will not increase proportionally according to revenue.

  Deferred Compensation

     Deferred compensation expense increased 215.7% to $4.1 million in 2000 compared to $1.3 million in 1999. The increase was primarily due to increases in stock options granted to certain employees at exercise prices below market value since July 29, 1999. We recorded approximately $13.5 million of deferred compensation in 1999 and $2.1 million (net of forfeitures) in 2000, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 171.1% to $78.8 million in 2000 compared to $29.0 million in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since December 31, 1999. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000, which also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges though 2001 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

  Interest Expense

     Interest expense increased 83.5% to $2.0 million in 2000 compared to $1.1 million in 1999. The increase resulted from the capital leases assigned to us by Intermedia during the second quarter of 1999 and the capital lease for our new corporate headquarters facility in the third quarter of 2000. Additionally, a note payable was issued by us to a third party during the third quarter of 1999.

  Interest and Other Income

     Interest and other income increased 264.6% to $12.6 million in 2000 compared to $3.5 million in 1999. The increase resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, an initial and subsequent public equity offering, and exercised stock options.

  Merger-related Expenses

     Merger-related expenses of $2.9 million associated with due diligence activities relating to the merger and the possible sale of Digex were incurred in 2000.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, increased 61.8% to $(67.7) million in 2000 compared to $(41.8) million in 1999. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have used cash in our operating and investing activities during all periods since inception. These cash usages have been funded by permanent contributions to capital from Intermedia. Such contributions amounted to $148.3 million in 1999 and $41.9 million in 1998. Since the date of our initial public offering, there have been no permanent capital contributions made by Intermedia.

     Net cash used in operating activities was $62.5 million in 2000, $20.5 million in 1999, and $10.9 million in 1998. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

     Net cash used for investing activities was $204.6 million in 2000, $170.2 million in 1999, and $31.0 million in 1998. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures and computers and other equipment, including a $2.0 million letter of credit pursuant to a ten-year lease entered into by us on June 29, 2000 for our new corporate headquarters facility in Laurel, Maryland. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

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

     The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and Compaq were used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we made arrangements with Intermedia to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of these offerings. The assets were sold to Intermedia for cash at our cost. We received approximately $33.7 million in 2000 and $25.3 million in 1999 from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from a Sale of Registered Securities."

     In June 2000, the Department of Business and Economic Development of Maryland received approval from the Maryland General Assembly Legislative Policy Committee to provide $3.0 million in funding to Digex for the development of a Web hosting facility in Prince George's County, Maryland under the Sunny Day Fund initiative. The funds will initially be provided to us in the form of a conditional loan which will accrue deferred interest at 5%. If certain conditions are met, the conditional loan and accrued interest will be forgiven. The Committee also approved our eligibility to seek an additional $1.0 million in such funding on or after January 1, 2005 if certain conditions are met. We received the proceeds from the $3.0 million conditional loan in January 2001.

     In accordance with the Digex Long-Term Incentive Plan, stock options granted to certain employees of Digex and Intermedia became vested and exercisable beginning in the second quarter of 2001. Cash proceeds of $6.1 million were received from exercised stock options during the year ended December 31, 2000. We may continue to receive cash proceeds from stock options in the future as an increasing number of options will become exercisable according to each optionee's respective vesting schedule.

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of our capital stock and will have voting control of us. The merger is expected to be consummated in the second quarter of 2001. See "Business -- Recent Developments."

     On October 31, 2000, Intermedia increased the commitments available to it under its Revolving Credit Facility ("Credit Facility") from $100.0 million to $350.0 million. The Credit Facility is fully guaranteed by WorldCom. As a subsidiary of Intermedia, we are a limited guarantor under the Credit Facility to the greater of $90.0 million or the amounts borrowed by Digex. Through Intermedia, we expect to have access to the proceeds available under the Credit Facility to fund a portion of our capital expenditures as liquidity needs arise consistent with our projections. As of December 31, 2000, Intermedia had $113.0 million outstanding on its Credit Facility.

     On October 31, 2000, Intermedia also entered into a Note Purchase Agreement with WorldCom. Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Through Intermedia, we expect the proceeds from these financings will be available to fund our operations, working capital needs and capital expenditures as liquidity needs arise. Intermedia had not made any borrowings under these financings as of December 31, 2000.

     We expect to enter into a master lease and financing agreement with a vendor for a line of credit of up to $25.0 million to facilitate the leasing of computer hardware and software in the future. The initial term of the agreement ranges from 24 to 36 months. We also have an option to purchase the equipment at the end of the initial lease term.

     After the anticipated closing of the Intermedia -- WorldCom Merger, WorldCom has agreed that it will provide funding to us for the performance of our 2001 and 2002 business plans as approved by the Digex and WorldCom boards of directors. Such funding will bear interest at a rate equal to LIBOR plus 300 basis points and will be repayable over a four-year period commencing in 2003. The terms of such funding are expected to contain conditions to borrowing, covenants and other terms that have not yet been negotiated but could restrict our access to the availability to such funds. In addition, any changes to our business plans that requires increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, increase our employee base, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. With our existing cash resources and financing available from Intermedia, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into mid 2001. Upon depletion of these financing sources, we intend to rely on WorldCom for funding. There can be no assurance that such funding will be available on terms satisfactory to us. In the event the Intermedia -- WorldCom Merger does not close, our intention would be to access the capital markets for our necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes that we will have access to capital markets to obtain sufficient funding to continue our business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002. See Risk
Factor -- "The failure of the Intermedia -- WorldCom Merger to close would adversely impact us."

     Intermedia is and will continue to be highly leveraged. At December 31, 2000 and 1999, Intermedia had outstanding approximately $2.8 billion and $3.2 billion of debt and other liabilities including trade payables, respectively, and a total of approximately $1.1 million and $916.8 million of obligations with respect to the outstanding series of preferred stock, respectively. In addition, as of December 31, 2000, Intermedia borrowed $113.0 million under its $350.0 million credit facility. Intermedia has also entered into a $225.0 million Note

Purchase Agreement with WorldCom. Through Intermedia, we expect the proceeds from these financings will be available to fund our operations, working capital needs and capital expenditures as liquidity needs arise.

     Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as dividends on and the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. For the years ended December 31, 2000 and 1999, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock. The auditors of Intermedia have expressed in their opinion that while Intermedia's consolidated financial statements have been prepared assuming that it will continue as a going concern, Intermedia has incurred recurring operating losses and has a net capital deficiency, and as a result, these conditions raise substantial doubt about Intermedia's ability to continue as a going concern.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements concerning the future outcome of litigation and the completion of the Intermedia -- WorldCom Merger. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. See "Risk Factors -- This report includes forward-looking statements which could differ from actual results."

INCOME TAXES

     We account for income taxes under SFAS No. 109, Accounting for Income Taxes. At December 31, 2000, a full valuation allowance was provided on net deferred tax assets of $75.2 million based upon our deficit in earnings and the uncertainty surrounding our ability to recognize such assets. The valuation allowance relates primarily to a net operating loss carryforward. Income tax accounting information is disclosed in Note 8 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed in Item 14 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in the Company's proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statement and Financial Statement Schedules

     The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent auditors, and financial statement schedules, are filed pursuant to Item 8 of this Report:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.........................   F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999, and 1998.............   F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999, and 1998.........................   F-5
Notes to Consolidated Financial Statements..................   F-6
FINANCIAL STATEMENT SCHEDULES
Schedule II -- Valuation and Qualifying Accounts............  F-24

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "SEC") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

                                 EXHIBIT INDEX

     All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the SEC.

EXHIBIT
NUMBERS                                DESCRIPTION
-------                                -----------
  2.1      --  Contribution Agreement by and between Digex and Business
               Internet, Inc., dated as of April 30, 1999.*
  2.2      --  Assignment and Assumption Agreement by and between Digex and
               Business Internet, Inc., dated as of April 30, 1999.*
  2.3      --  Trademark Assignment by and between Digex and Business
               Internet, Inc., dated as of April 30, 1999.*
  2.4      --  Bill of Sale to the Contribution Agreement, dated as of
               April 30, 1999.*
  2.5      --  Agreement and Plan of Merger among WorldCom, Inc., Wildcat
               Acquisition Corp. and Intermedia Communications Inc., dated as of September 1, 2000. Incorporated herein by reference to
               Digex's Form 8-K (File No. 000-26873) filed with the SEC on
               September 7, 2000.
  3.1      --  Certificate of Incorporation of Digex, as amended.
               Incorporated herein by reference to Digex's Form 10-Q (File
               No. 000-26873) filed with the SEC on September 13, 1999.
  3.2      --  Bylaws of Digex, as amended. Incorporated herein by
               reference to Digex's Form 10-Q (File No. 000-26873) filed
               with the SEC on May 12, 2000.
  3.3      --  Certificate of Designation for the Series A Preferred
               Stock.**
  3.4      --  See the Certificate of Incorporation of Digex, as amended to date, filed as Exhibit 3.1.
  3.5      --  Proposed Amendment to the Certificate of Incorporation.
               Incorporated herein by reference to Digex's Form 8-K (File
               No. 000-26873) filed with the SEC on February 15, 2001.
  4.1      --  Warrant Agreement, dated as of January 12, 2000, among
               Digex, Microsoft Corporation and CPQ Holdings, Inc.**
  4.2      --  Registration Rights Agreement, dated as of January 12, 2000, among Digex, Microsoft Corporation and CPQ Holdings, Inc.**
 10.1      --  Intentionally Omitted.
 10.2      --  Lease by and between Intermedia and Intel Corporation, dated as of November 10, 1998.*
 10.3      --  Lease by and between Intermedia and Ammendale Commerce
               Center Limited Partnership, dated as of April 15, 1998.*
 10.4      --  Lease by and between Intermedia and 1111 19th Street
               Associates, dated as of July 23, 1998.*
 10.5      --  Contract for Construction by and between Intermedia and R.W.
               Murray Company, d/b/a The Murray Company, dated as of
               February 19, 1999.*
 10.6      --  Contract for Construction by and between Intermedia and R.W.
               Murray Company, d/b/a The Murray Company, dated as of
               January 4, 1999.*
 10.7      --  Software License and Services Agreement by and between Digex and Oracle Corporation, dated as of May 27, 1999.*
 10.8      --  License Agreement by and between Digex and Microsoft
               Corporation.*
 10.9      --  Consulting Letter Agreement by and between Digex, Intermedia and Andersen Consulting LLP, dated as of April 1, 1999.*
 10.10     --  Internet Transit Services Agreement (East Coast) between
               Digex and Business Internet, Inc., dated as of April 30,
               1999.(2)*
 10.11     --  Internet Transit Services Agreement (West Coast) between
               Digex and Business Internet, Inc., dated as of April 30,
               1999.(2)*

EXHIBIT
NUMBERS                                DESCRIPTION
-------                                -----------
 10.12     --  Managed Firewall Services Agreement between Digex and
               Business Internet, Inc., dated as of April 30, 1999.(2)*
 10.13     --  Employment Letter dated June 29, 1999 between Digex and Mark
               K. Shull, and amendments thereto.(1)**
 10.14     --  Employment Letter dated December 14, 1998 between Digex and
               Nancy G. Faigen, and amendments thereto.(1)**
 10.15     --  Employment Letter dated July 9, 1999 between Digex and
               Rebecca Ward, and amendments thereto.(1)**
 10.16     --  Employment Letter dated July 9, 1999 between Digex and Bryan
               T. Gernert, and amendments thereto.(1)**
 10.17     --  Employment Letter dated December 15, 1999 between Digex and
               Timothy M. Adams, and amendments thereto.(1)**
 10.18     --  Employment Letter dated September 11, 1996 between Digex and
               Robert B. Patrick, and amendments thereto.(1)**
 10.19     --  Digex Long-Term Incentive Plan.(1)**
 10.20     --  Intermedia 1996 Long-Term Incentive Plan.(1)**
 10.21     --  General and Administrative Services Agreement between Digex and Intermedia, dated as of April 30, 1999.*
 10.22     --  Amendment No. 1, dated as of January 17, 2000, to General and Administrative Services Agreement between Digex and
               Intermedia.**
 10.23     --  Use of Proceeds Agreement between Digex and Intermedia, dated as of June 2, 1999.**
 10.24     --  Use of Proceeds Agreement between Digex and Intermedia, dated as of January 11, 2000.**
 10.25     --  Use of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000.**
 10.26     --  Expense Summary and Indemnity Arrangement Agreement between
               Digex and Intermedia, dated as of January 24, 2000.**
 10.27     --  Employment Letter dated March 22, 2000 between Digex and
               Thomas Davidsson.(1)***
 10.28     --  Employment Letter dated July 5, 2000 between Digex and Todd
               Carlson, and amendments thereto.(2)***
 10.29     --  Employment Letter dated July 6, 2000 between Digex and Bruce
               F. Metge.(1)***
 10.30     --  Lease by and between Digex and Riggs & Company, dated as of
               June 29, 2000.(3)***
 10.31     --  Amendment No. 2, dated as of June 29, 2000, to the General and Administrative Services Agreement between Digex and
               Intermedia.***
 10.32     --  Asset Migration Agreement, dated as of June 1, 2000, between
               Digex and Intermedia.***
 10.33     --  Letter Agreement dated July 31, 2000 between Digex and Lemis
               O. Altan.(1)****
 10.34     --  Amended and Restated Guaranty Agreement, dated as of October
               31, 2000, by Digex, as Guarantor, on behalf of Bank of
               America, N.A., as Administrative Agent for Lenders, amending and restating the Guaranty Agreement, dated as of December
               22, 1999, by Digex, as Guarantor, on behalf of Bank of
               America N.A., as Administrative Agent for Lenders.****
 10.35     --  Amended and Restated Security Agreement, dated as of October
               31, 2000, between Digex, as Debtor, and Bank of America,
               N.A., as the Secured Party on behalf of Lenders, amending
               and restating the Security Agreement, dated as of December
               22, 1999, between Digex, as Debtor, and Bank of America,
               N.A., as the Secured Party on behalf of Lenders.****
 10.36     --  Amendment, dated as of October 24, 2000, to the Use of
               Proceeds Agreement between Digex and Intermedia, dated as of
               January 24, 2000.****

EXHIBIT
NUMBERS                                DESCRIPTION
-------                                -----------
 10.37     --  Employment Letter dated October 26, 2000 between Digex and
               Howard Weizmann.(1)
 10.38     --  Master Channel Agreement between Digex and MCI WorldCom
               Network Services, Inc., dated as of January 1, 2001.
               Incorporated herein by reference to Digex's Form 8-K (File
               No. 000-26873) filed with the SEC on March 5, 2001.
 10.39     --  Master Facilities Agreement between Digex and MCI WorldCom
               Network Services, Inc., dated as of January 1, 2001.
               Incorporated herein by reference to Digex's Form 8-K (File
               No. 000-26873) filed with the SEC on March 5, 2001.
 23.1      --  Consent of Ernst & Young LLP.

---------------

  (1) Management contract or compensatory plan or arrangement.

  (2) Confidential treatment of certain provisions of this exhibit was requested and granted by the SEC in connection with the filing of Digex's registration statement on Form S-1 (File No. 333-77105).

  (3) Confidential treatment of certain provisions of this exhibit was requested and granted by the SEC in connection with the filing of Digex's Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26873) filed with the SEC on August 14, 2000.

     * Incorporated herein by reference to Digex's registration statement on Form S-1 (File No. 333-77105) filed with the SEC.

   ** Incorporated herein by reference to Digex's registration statement on Form
      S-1 (File No. 333-94879) filed with the SEC.

  *** Incorporated herein by reference to Digex's Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26873) filed with the SEC on August 14, 2000.

 **** Incorporated herein by reference to Digex's Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26873) filed with the SEC on November 14, 2000.

(b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the fourth quarter of 2000:

     Digex filed a Current Report on Form 8-K, dated October 13, 2000, reporting under Item 5 reporting the filing of multiple shareholder complaints against Intermedia, Digex, certain interested directors of Digex, and WorldCom in connection with the Merger Agreement between Intermedia and WorldCom. The Company also reported under Item 7 the filing of the complaint as an exhibit to the Form 8-K.

     Digex filed a Current Report on Form 8-K, dated October 26, 2000, reporting under Item 5 reporting the filing of a consolidated shareholders complaint against Intermedia, Digex, certain interested directors of Digex, and WorldCom. The Company also reported under Item 7 the filing of the complaint as an exhibit to the Form 8-K.

     Digex filed a Current Report on Form 8-K, dated October 27, 2000, reporting under Item 5 the issuance of a press release discussing Digex's third quarter results. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

     Digex filed a Current Report on Form 8-K, dated November 20, 2000, reporting under Item 9 Regulation FD Disclosure discussing its Analyst Day presentation to financial analysts and others. The Company also reported under
Item 7 the filing of selected presentation slides as an exhibit to the Form 8-K.

     Digex filed a Current Report on Form 8-K, dated December 15, 2000, reporting under Item 5 reporting the Legal Opinion of the Court of Chancery of the State of Delaware in and for New Castle County In Re: Digex, Inc. Shareholders Litigation, dated December 13, 2000. The Company also reported under Item 7 the filing of the Opinion as an exhibit to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001.

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

                   SIGNATURE                                   TITLE                    DATE
                   ---------                                   -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

               /s/ MARK K. SHULL                   Director, President and Chief    April 2, 2001
-----------------------------------------------      Executive Officer
                 Mark K. Shull

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

             /s/ TIMOTHY M. ADAMS                  Chief Financial Officer          April 2, 2001
-----------------------------------------------
               Timothy M. Adams

            /s/ T. SCOTT ZIMMERMAN                 Vice President and Controller    April 2, 2001
-----------------------------------------------
              T. Scott Zimmerman

DIRECTORS:

              /s/ DAVID C. RUBERG                  Chairman of the Board            April 2, 2001
-----------------------------------------------
                David C. Ruberg

               /s/ JOHN C. BAKER                   Director                         April 2, 2001
-----------------------------------------------
                 John C. Baker

            /s/ PHILIP A. CAMPBELL                 Director                         April 2, 2001
-----------------------------------------------
              Philip A. Campbell

             /s/ RICHARD A. JALKUT                 Director                         April 2, 2001
-----------------------------------------------
               Richard A. Jalkut

             /s/ ROBERT M. MANNING                 Director                         April 2, 2001
-----------------------------------------------
               Robert M. Manning

               /s/ JACK E. REICH                   Director                         April 2, 2001
-----------------------------------------------
                 Jack E. Reich

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digex, Incorporated

     We have audited the accompanying consolidated balance sheets of Digex, Incorporated as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digex, Incorporated at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------

McLean, Virginia
January 30, 2001
  Except for Notes 13 and 15, as to which the date is March 2, 2001

                              DIGEX, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 83,434   $ 88,778
  Restricted investments....................................     2,000         --
  Accounts receivable, net of allowance of $4,741 and $4,362
     in 2000 and 1999, respectively.........................    42,201     17,271
  Due from Intermedia.......................................        40      3,110
  Deferred costs............................................     8,627         --
  Prepaid expenses and other current assets.................     7,452      1,496
                                                              --------   --------
          Total current assets..............................   143,754    110,655
Property and equipment, net.................................   348,975    205,903
Intangible assets, net......................................    23,222     27,213
Other assets................................................     5,100        538
                                                              --------   --------
          Total assets......................................  $521,051   $344,309
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 59,455   $ 33,619
  Current portion of deferred revenue.......................     7,734        222
  Current portion of note payable...........................     2,772      1,235
  Current portion of capital lease obligations..............     1,871        801
                                                              --------   --------
          Total current liabilities.........................    71,832     35,877
Deferred revenue............................................     4,025         --
Note payable................................................     1,435      2,477
Capital lease obligations...................................    27,131     15,766
                                                              --------   --------
          Total liabilities.................................   104,423     54,120
                                                              --------   --------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; 100,000 shares designated as Series A
     Convertible; 100,000 Series A Convertible shares issued
     and outstanding in 2000................................         1         --
  Class A common stock, $.01 par value; 100,000,000 shares
     authorized; 24,546,543 and 11,500,000 shares issued and
     outstanding in 2000 and 1999, respectively.............       245        115
  Class B common stock, $.01 par value; 50,000,000 shares
     authorized; 39,350,000 and 50,000,000 issued and
     outstanding in 2000 and 1999, respectively.............       394        500
  Additional capital........................................   622,036    354,553
  Accumulated deficit.......................................  (195,869)   (52,768)
  Deferred compensation.....................................   (10,141)   (12,211)
  Accumulated other comprehensive loss......................       (38)        --
                                                              --------   --------
          Total stockholders' equity........................   416,628    290,189
                                                              --------   --------
          Total liabilities and stockholders' equity........  $521,051   $344,309
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Revenues................................................  $   168,085   $    59,786   $    22,635
Costs and expenses:
  Cost of operations....................................       21,244         9,656         6,710
  Cost of services......................................       69,658        21,750         7,044
  Selling, general and administrative...................      144,876        70,213        17,512
  Deferred compensation.................................        4,101         1,299            --
  Depreciation and amortization.........................       78,819        29,070         8,109
                                                          -----------   -----------   -----------
          Total costs and expenses......................      318,698       131,988        39,375
                                                          -----------   -----------   -----------
Loss from operations....................................     (150,613)      (72,202)      (16,740)
Other income (expense):
  Interest expense......................................       (2,008)       (1,094)           --
  Interest and other income.............................       12,608         3,458            --
  Merger-related expenses...............................       (2,922)           --            --
                                                          -----------   -----------   -----------
Loss before income tax benefit..........................     (142,935)      (69,838)      (16,740)
Income tax benefit......................................           --         4,839           159
                                                          -----------   -----------   -----------
Loss before cumulative effect of change in accounting
  principle.............................................     (142,935)      (64,999)      (16,581)
Cumulative effect of change in accounting principle.....         (166)           --            --
                                                          -----------   -----------   -----------
Net loss................................................  $  (143,101)  $   (64,999)  $   (16,581)
                                                          ===========   ===========   ===========

LOSS PER COMMON SHARE -- BASIC AND DILUTED:
Loss before cumulative effect of change in accounting
  principle.............................................  $     (2.25)  $     (1.19)  $     (0.33)
Cumulative effect of change in accounting principle.....        (0.01)           --            --
                                                          -----------   -----------   -----------
Net loss per common share...............................  $     (2.26)  $     (1.19)  $     (0.33)
                                                          ===========   ===========   ===========

PRO FORMA AMOUNTS, ASSUMING THE ACCOUNTING CHANGE IS
  APPLIED RETROACTIVELY:
Net loss................................................  $  (142,935)  $   (65,115)  $   (16,618)
                                                          ===========   ===========   ===========
Net loss per common share...............................  $     (2.25)  $     (1.19)  $     (0.33)
                                                          ===========   ===========   ===========
Shares used in computing basic and diluted net loss per
  share.................................................   63,404,839    54,726,027    50,000,000
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                       COMMON STOCK
                                                            ----------------------------------
                                          PREFERRED STOCK       CLASS A           CLASS B
                                          ---------------   ---------------   ----------------   ADDITIONAL   ACCUMULATED
                                          SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL       DEFICIT
                                          ------   ------   ------   ------   -------   ------   ----------   -----------
BALANCE AT DECEMBER 31, 1997............      --       --       --       --        --       --           --            --
Total allocated costs...................      --       --       --       --        --       --           --            --
Funding for working capital.............      --       --       --       --        --       --           --            --
Funding for purchases of property, plant
  and equipment.........................      --       --       --       --        --       --           --            --
Net loss................................      --       --       --       --        --       --           --            --
                                          ------   ------   ------   ------   -------   ------   ----------   -----------
BALANCE AT DECEMBER 31, 1998............      --       --       --       --        --       --           --            --
Total allocated costs...................      --       --       --       --        --       --           --            --
Funding for working capital.............      --       --       --       --        --       --           --            --
Funding for purchases of property, plant
  and equipment.........................      --       --       --       --        --       --           --            --
Recapitalization by Intermedia..........      --       --       --       --    50,000      500      114,566            --
Contributions from Intermedia following
  recapitalization......................      --       --       --       --        --       --       47,689            --
Initial public offering of common stock,
  net of issuance cost..................      --       --   11,500      115        --       --      178,788            --
Issuance of stock options under
  long-term compensation plan...........      --       --       --       --        --       --       13,510            --
Amortization of deferred compensation...      --       --       --       --        --       --           --            --
Net loss................................      --       --       --       --        --       --           --       (52,768)
                                          ------   ------   ------   ------   -------   ------   ----------   -----------
BALANCE AT DECEMBER 31, 1999............      --       --   11,500      115    50,000      500      354,553       (52,768)
Issuance of Series A Convertible
  preferred stock, net of available
  equipment credits.....................     100        1       --       --        --       --       87,669            --
Subsequent public offering of common
  stock, net of issuance cost...........      --       --   12,650      126   (10,650)    (106)     171,625            --
Issuance of stock options under
  long-term compensation plan, net of
  forfeitures...........................      --       --       --       --        --       --        2,067            --
Exercise of common stock options........      --       --      397        4        --       --        6,122            --
Amortization of deferred compensation...      --       --       --       --        --       --           --            --
Foreign currency translation
  adjustment............................      --       --       --       --        --       --           --            --
Net loss................................      --       --       --       --        --       --           --      (143,101)
                                          ------   ------   ------   ------   -------   ------   ----------   -----------
BALANCE AT DECEMBER 31, 2000............     100   $    1   24,547   $  245    39,350   $  394   $  622,036   $  (195,869)
                                          ======   ======   ======   ======   =======   ======   ==========   ===========


                                                          ACCUMULATED     OWNER'S
                                                             OTHER          NET
                                            DEFERRED     COMPREHENSIVE   INVESTMENT
                                          COMPENSATION       LOSS        (DEFICIT)      TOTAL
                                          ------------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 1997............            --              --   $   45,527   $  45,527
Total allocated costs...................            --              --       10,018      10,018
Funding for working capital.............            --              --          912         912
Funding for purchases of property, plant
  and equipment.........................            --              --       30,969      30,969
Net loss................................            --              --      (16,581)    (16,581)
                                          ------------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 1998............            --              --       70,845      70,845
Total allocated costs...................            --              --        3,541       3,541
Funding for working capital.............            --              --       11,443      11,443
Funding for purchases of property, plant
  and equipment.........................            --              --       89,574      89,574
Recapitalization by Intermedia..........            --              --     (115,066)         --
Contributions from Intermedia following
  recapitalization......................            --              --      (48,106)       (417)
Initial public offering of common stock,
  net of issuance cost..................            --              --           --     178,903
Issuance of stock options under
  long-term compensation plan...........       (13,510)             --           --          --
Amortization of deferred compensation...         1,299              --           --       1,299
Net loss................................            --              --      (12,231)    (64,999)
                                          ------------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 1999............       (12,211)             --           --     290,189
Issuance of Series A Convertible
  preferred stock, net of available
  equipment credits.....................            --              --           --      87,670
Subsequent public offering of common
  stock, net of issuance cost...........            --              --           --     171,645
Issuance of stock options under
  long-term compensation plan, net of
  forfeitures...........................        (2,067)             --           --          --
Exercise of common stock options........            --              --           --       6,126
Amortization of deferred compensation...         4,137              --           --       4,137
Foreign currency translation
  adjustment............................            --             (38)          --         (38)
Net loss................................            --              --           --    (143,101)
                                          ------------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 2000............  $    (10,141)  $         (38)          --   $ 416,628
                                          ============   =============   ==========   =========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(143,101)  $ (64,999)  $(16,581)
  Cumulative effect of change in accounting principle.......        166          --         --
                                                              ---------   ---------   --------
  Loss before cumulative effect of accounting change........   (142,935)    (64,999)   (16,581)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     78,819      29,070      8,109
     Provision for doubtful accounts........................     10,649       4,265      1,491
     Amortization of deferred compensation..................      4,137       1,299         --
     Loss on sale/disposals of telecommunications
       equipment............................................        655          52         --
     Deferred income taxes..................................         --      (4,839)      (159)
     Accretion of interest on note payable and capital lease
       obligation...........................................        467          --         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (35,612)    (15,409)    (5,559)
     Due from Intermedia....................................      3,077      (3,110)        --
     Deferred costs.........................................     (8,627)         --         --
     Prepaid expenses and other current assets..............     (5,956)       (606)      (550)
     Other assets...........................................     (4,562)        (79)      (459)
     Accounts payable and accrued expenses..................     25,997      33,619      2,778
     Deferred revenue.......................................     11,371         222         --
                                                              ---------   ---------   --------
  Net cash used in operating activities.....................    (62,520)    (20,515)   (10,930)
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (202,604)   (170,396)   (30,969)
  Purchase of restricted investments........................     (2,000)         --         --
  Proceeds from sale of telecommunication assets............         --         203         --
                                                              ---------   ---------   --------
  Net cash used in investing activities.....................   (204,604)   (170,193)   (30,969)
FINANCING ACTIVITIES:
  Proceeds from subsequent public offering, net of costs....    171,645          --         --
  Proceeds from issuance of preferred stock.................     85,000          --         --
  Proceeds from exercise of common stock options............      6,126          --         --
  Principal payments on long-term note payable and capital
     leases.................................................       (953)     (1,424)        --
  Proceeds from initial public offering, net of costs.......         --     178,903         --
  Net contributions from Intermedia.........................         --     102,007     41,899
                                                              ---------   ---------   --------
  Net cash provided by financing activities.................    261,818     279,486     41,899
Effect of exchange rate on cash and cash equivalents........        (38)         --         --
Net increase in cash and cash equivalents...................     (5,344)     88,778         --
Cash and cash equivalents at beginning of the year..........     88,778          --         --
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  83,434   $  88,778   $     --
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases....................  $  13,249   $  17,111   $    958
  Asset purchase financed by note payable...................         --       4,672         --
  Interest paid.............................................      1,696       1,010         --

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Digex, Incorporated ("Digex") was incorporated on April 26, 1999, under the laws of the State of Delaware. Digex's business was operated as the Web site hosting unit of Intermedia Communications Inc. ("Intermedia") since its acquisition by Intermedia on July 7, 1997. On that date, Intermedia acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), including the Web site hosting unit, in a business combination accounted for as a purchase. The Web site hosting unit presented in the accompanying financial statements had no legal status or existence prior to the incorporation of Digex on April 26, 1999. Prior to April 30, 1999, Digex had no assets or liabilities.

     Digex's predecessor operations began in January 1996 to provide managed Web hosting services, principally to Fortune 2000 companies. Digex's services include implementing and maintaining secure, scalable, high performance Web sites on the Internet 24 hours a day. In addition, Digex provides a comprehensive suite of Web management services, including business process solutions and value-added testing services directed toward improving its customers' overall Internet performance.

     On July 11, 2000, Intermedia announced that it was exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("WorldCom") whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom (the "Intermedia -- WorldCom Merger"). As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex and will have voting control of Digex. The merger is expected to be consummated in the second quarter of 2001.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Digex and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the managed Web and application hosting unit of Intermedia. Digex's accumulated deficit of $195.9 million arose after April 30, 1999. Accumulated losses and capital contributions from Intermedia were included in owner's net investment prior to April 30, 1999 and were transferred to additional capital upon the capitalization of Digex. Intermedia contributed approximately $115.1 million in assets and certain liabilities on April 30, 1999. Intermedia also contributed additional capital of $48.1 million to Digex beginning May 1 through August 4, 1999, principally by way of contributions of telecommunications assets. These contributions were accounted for at Intermedia's underlying book values on the date of contribution. As more fully discussed in Note 2, "Related Party Corporate Allocations," the financial statements for 1998 and 1999 include allocations of network costs and corporate expenses. In addition, for financial reporting purposes, the equity activity of Digex prior to its incorporation has been accumulated into a single disclosure caption entitled "Owner's Net Investment."

                              DIGEX, INCORPORATED

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     Digex considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, ranging from three years for electronics to five years for furniture and office equipment. Buildings under capital leases and leasehold improvements are amortized over the lesser of the lease term or the useful life. Property and equipment acquired under capital leases is amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

  Intangible Assets

     Intangible assets include assets that arose in connection with the purchase of Business Internet, Inc. by Intermedia. Identifiable intangible assets arising from the purchase are stated at cost and consist of trade name, customer lists, acquired workforce, developed technology and goodwill. Amortization of these assets is computed using the straight-line method over the estimated periods of benefit, generally five years for developed technologies and ten years for all other intangible assets.

  Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Digex reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

  Financial Instruments

     The carrying value of Digex's financial instruments, including cash and cash equivalents, restricted investments, accounts receivable, accounts payable, note payable and capital lease obligations approximate their fair market values.

                              DIGEX, INCORPORATED

  Revenue Recognition

     Revenues principally consist of installation fees and monthly service fees charged to customers under contracts having terms that typically range from one to three years. Installation fees along with related costs are deferred and recognized over the contract period. Monthly services fees are recognized in the month the service is rendered. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Refer to "Change in Accounting Principle" in Note 1 to the consolidated financial statements for further discussion.

  Advertising Costs

     Digex expenses advertising costs as incurred. Advertising expense amounted to $21.9 million in 2000, $6.8 million in 1999, and $2.5 million in 1998 and is included in the consolidated statements of operations as selling, general and administrative expense.

  Research and Development Costs

     Digex expenses research and development costs ("R&D costs") as incurred, except for equipment that have alternative future uses, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Indirect costs and general administrative expenses directly related to a joint development project and normal business development activities are expensed as incurred. R&D costs amounted to $9.5 million in 2000, $0.6 million in 1999, and $1.0 million in 1998 and are included in the consolidated statements of operations as selling, general, and administrative expense.

     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS No. 86, Accounting For The Costs of Computer Software To Be Sold, Leased, Or Otherwise Marketed. Product development costs incurred for internal use software are expensed as incurred until the application development state, after which costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

  Stock-Based Compensation

     Digex accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, in cases where exercise prices at the date of grant equal or exceed fair market value of the underlying common stock, Digex recognizes no compensation expense. In cases where exercise prices at the date of grant are less than the fair value, compensation is recognized over the period of performance or vesting period.

  Income Taxes

     Digex accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                              DIGEX, INCORPORATED

  Loss Per Share

     Digex has applied the provisions of SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This standard requires that total comprehensive income (loss) be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholder's equity exclusive of transactions with owners, such as capital contributions and dividends. Digex adopted this standard in 1998 and implemented the standard for all years presented herein. Digex's only component of accumulated other comprehensive income for 2000 resulted from foreign currency translation. Comprehensive losses were equal to net losses for 1999 and 1998.

  Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income within stockholders' equity. The gains and losses of $0.07 million resulting from foreign currency transactions are reported in the results of operations in 2000.

  Concentrations of Credit Risk

     Financial instruments that potentially expose Digex to credit risk consist primarily of cash and cash equivalents, restricted investments and accounts receivable.

     Digex places its cash and temporary cash investments with high-quality institutions. Fair value of the restricted investment approximates the cost due to the short period of time to maturity.

     Accounts receivable are due from commercial entities to whom credit is extended based on evaluation of the customer's financial condition, and in certain cases collateral is required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations for all periods presented. As of December 31, 2000, Digex does not have any significant concentrations of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact its operations.

  Change in Accounting Principle

     Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months).

     The cumulative effect of the change on prior years resulted in a net charge of $0.2 million ($5.3 million revenue less related direct incremental costs), which is included in the Consolidated Statement of Operations

                              DIGEX, INCORPORATED
for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase net loss before the cumulative effect of the accounting change by $0.25 million (less than $0.01 per share). For the year ended December 31, 2000, Digex recognized revenue of $4.6 million and direct incremental costs of $4.4 million that was included in the cumulative effect adjustment as of January 1, 2000. With the adoption of SAB 101, there was no economic impact to Digex's business operations or cash flows. There was also no material effect to Digex's consolidated financial statements. The pro forma amounts presented in the Consolidated Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods.

  Recent Accounting Pronouncements

     In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. Digex anticipates that the adoption of SFAS No. 133, as amended, will not have a significant effect on its consolidated financial statements.

2. RELATED PARTY CORPORATE ALLOCATIONS

     Prior to August 4, 1999, Digex utilized the central cash management systems of Business Internet and Intermedia. Cash requirements during these periods were satisfied by cash transactions and transfers that were accounted for through an intercompany account. In addition, Intermedia charged Digex for identifiable corporate and operating expenses, such as network cost and corporate overhead cost. Intercompany account balances for periods prior to July 29, 1999 have been treated as permanent contributions and have been reflected as a component of owner's net investment in the accompanying consolidated financial statements.

     The following table summarizes corporate charges and allocations included in the accompanying consolidated financial statements (in thousands):

STATEMENT OF OPERATIONS CAPTION                         1999       1998
-------------------------------                        -------    -------
Cost of operations...................................  $ 9,190    $ 6,494
Cost of services.....................................      494      1,320
Selling, general and administrative..................   18,123      2,204
                                                       -------    -------
                                                       $27,807    $10,018
                                                       =======    =======

     Amounts presented for 1999 in the table above include expenses recorded as a result of certain related party agreements with Intermedia. Management believes that the allocation methodology applied is reasonable. However, it was not practicable to determine whether the allocated amounts represent amounts that would have been incurred on a standalone basis. Explanations of the composition and the method of allocation for the above captions are as follows:

  Cost of Operations

     Allocated costs within this caption were the costs of telecommunications backbone circuits. These costs were allocated to Digex based upon circuit usage and rate information.

  Cost of Services

     Allocated costs within this caption were the costs associated with two data centers (maintenance, utilities and support and employment costs for network engineering and support, and certain other overhead). These costs were allocated based upon the employee base.

                              DIGEX, INCORPORATED

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

     Refer to Note 11 to the consolidated financial statements for additional related party transactions and agreements.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                    ---------------------
                                                      2000         1999
                                                    ---------    --------
Buildings.........................................  $  30,178    $ 17,344
Electronics and computer equipment................    276,587     126,389
Computer software.................................     54,845      29,053
Furniture and office equipment....................      8,532       2,427
Leasehold improvements............................     84,485      61,981
                                                    ---------    --------
                                                      455,627     237,194
Less accumulated depreciation and amortization....   (105,652)    (31,291)
                                                    ---------    --------
                                                    $ 348,975    $205,903
                                                    =========    ========

     Property and equipment included buildings, electronics and computer equipment, and furniture and office equipment of $30.5 million and $20.3 million at December 31, 2000 and 1999, respectively, that were capitalized pursuant to the terms of capital lease agreements. Accumulated amortization of assets recorded under capital leases amounted to $3.4 million and $1.3 million at December 31, 2000 and 1999, respectively. Amortization of these assets is included in depreciation and amortization expense.

4. INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                      -------------------
                                                        2000       1999
                                                      --------    -------
Goodwill............................................  $ 19,099    $19,099
Trade name..........................................     9,750      9,750
Customer list.......................................     3,120      3,120
Developed technologies..............................     2,720      2,720
Acquired workforce..................................     1,253      1,253
                                                      --------    -------
                                                        35,942     35,942
Less accumulated amortization.......................   (12,720)    (8,729)
                                                      --------    -------
                                                      $ 23,222    $27,213
                                                      ========    =======

     Amortization expense amounted to $4.0 million in 2000, $4.0 million in 1999 and $3.2 million in 1998.

                              DIGEX, INCORPORATED

5. STOCKHOLDERS' EQUITY

     In connection with the recapitalization, Digex filed a Certificate of Incorporation and certain amendments in the state of Delaware. Pursuant to the Certificate, as amended, the number of authorized shares of common stock is 150,000,000 (including 100,000,000 Class A shares and 50,000,000 Class B shares) and the number of authorized shares of preferred stock is 5,000,000 shares. The Class A and Class B common stock are identical in all respects except that the Class A is entitled to one vote for each share and the Class B is entitled to ten votes for each share.

     On August 4, 1999, Digex sold 11,500,000 shares of its Class A Common Stock in an initial public offering (also referred to as the "Offering"). The shares sold represented approximately 18.7% of the aggregate number of shares of Class A and Class B Common Stock then outstanding. After the Offering, Intermedia retained a 97.8% voting interest in the Company. The net proceeds from the Offering were approximately $178.9 million and could be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

     On January 12, 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock (the "Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of its Class A Common Stock (the "Warrants"), for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $2.7 million was used for equipment purchases in 2000. The remaining credit of $12.3 million is netted against stockholders' equity as of December 31, 2000. The Preferred Stock has an aggregate liquidation preference of $100.0 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57.00 per share (the fair value of Digex's Class A Common Stock on the transaction commitment date). The proceeds from the offering was allocated between the Preferred Stock and the Warrants based upon their relative fair values.

     On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A Common Stock. Digex sold 2,000,000 shares of Class A Common Stock and received net proceeds of approximately $171.6 million. Intermedia sold 10,650,000 shares of Class B Common Stock. The Class B Common Stock sold by Intermedia automatically converted into Class A Common Stock at the closing of the offering. Each share of Class B Common Stock is entitled to 10 votes while each share of Class A Common Stock is entitled to one vote. As a result, while Intermedia owns approximately 61.6% of Digex's equity interests, it controls approximately 94.1% of Digex's voting interest as of December 31, 2000.

6. DEFERRED COMPENSATION

     Since July 29, 1999, Digex granted options to purchase 1,241,250 shares (net of 188,750 forfeited options) of Class A Common Stock under the Digex Long Term Incentive Plan to certain employees of Digex at exercise prices below market value. Digex recorded deferred compensation of $4.2 million in 2000 and $13.5 million in 1999, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options. Deferred compensation was reduced by $2.1 million in the year ended December 31, 2000 for forfeited stock options. Deferred compensation expense of $4.1 million and $1.3 million was recorded during the years ended December 31, 2000 and 1999, respectively.

7. EMPLOYEE BENEFIT PLANS

  Stock-based Compensation Plan

     Under the provisions of the Intermedia 1996 Long-Term Incentive Plan (1996
Plan), certain employees and directors of Digex were granted options to buy shares of Intermedia common stock, generally at market value with terms of five to ten years.

                              DIGEX, INCORPORATED

     The Digex Long-Term Incentive Plan adopted on July 23, 1999 (1999 Plan) and administered by the compensation committee of the Board of Directors permits awards of stock, stock options, stock appreciation rights, restricted stock and other stock-based awards as incentives to current and prospective employees, officers, directors and consultants, and those of Digex's subsidiaries or of any person that owns over 50% of the voting power of our authorized and outstanding voting shares. Stock options are generally vested over a four-year period for officers and employees. Exercisable options expire ten years following the date of the grant.

     On June 1, 2000, a majority of Digex stockholders ratified the Board's amendment to the 1999 Plan, increasing the aggregate number of shares of Class A Common Stock authorized for issuance under the 1999 Plan to 15,000,000 shares. As of December 31, 2000, the Board has 6,677,408 shares of Common Stock reserved for issuance to employees, officers, directors, and consultants of Digex pursuant to the 1999 Plan.

     The following table summarizes the stock option activity related to employees of Intermedia and Digex:

                                                     NUMBER OF      PER SHARE
                                                       SHARES     OPTION PRICE
                                                     ----------   -------------
Outstanding Intermedia options at December 31,
  1997.............................................     359,988   $ 0.26- 10.82
  Granted..........................................     130,900    16.38- 37.00
  Exercised........................................     (87,521)    0.26- 10.82
  Canceled.........................................    (183,187)    0.26- 37.00
                                                     ----------   -------------
Outstanding Intermedia options at December 31,
  1998.............................................     220,180   $ 0.26- 37.00
                                                     ==========   =============
Digex options granted on July 29, 1999.............   5,031,500   $ 5.00- 17.00
  Granted..........................................   1,360,170     5.00- 54.19
  Exercised........................................          --              --
  Canceled.........................................    (687,650)   17.00- 54.19
                                                     ----------   -------------
Outstanding Digex options at December 31, 1999.....   5,704,020     5.00- 54.19
  Granted..........................................   4,545,993    11.00-139.38
  Exercised........................................    (396,543)    5.00- 29.13
  Canceled.........................................  (1,927,421)    5.00-139.38
                                                     ----------   -------------
Outstanding Digex options at December 31, 2000.....   7,926,049   $ 5.00-139.38
                                                     ==========   =============
Exercisable Intermedia options at December 31,
  1998.............................................      75,244   $ 0.26- 37.00
                                                     ==========   =============
Exercisable Digex options at December 31, 1999.....      30,000   $       17.00
                                                     ==========   =============
Exercisable Digex options at December 31, 2000.....   1,320,256   $ 5.00- 54.19
                                                     ==========   =============

     Digex has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Compensation. Pro forma net loss and net loss per share, assuming that Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS No. 123, is as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                              2000        1999       1998
                                            ---------   --------   --------
Net loss..................................  $(185,803)  $(71,800)  $(16,828)
Net loss per share........................  $   (2.93)  $  (1.31)  $  (0.34)

                              DIGEX, INCORPORATED

     The following table summarizes the significant assumptions used in developing the information:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   2000      1999      1998
                                                  -------   -------   -------
Risk-free interest rate.........................      5.5%      5.6%      5.4%
Volatility factor...............................    1.379       .60       .53
Dividend yield..................................       --        --        --
Weighted average life...........................  5 years   5 years   5 years

     The following table summarizes the weighted average exercise prices of option activity:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                          ---------------
                                                           2000     1999
                                                          ------   ------
Balance at beginning of year............................  $18.45   $   --
  Granted...............................................   78.36    18.92
  Exercised.............................................   15.55       --
  Canceled..............................................   60.63    22.76
Balance at end of year..................................   42.55   $18.45

     The weighted average exercise price of exercisable options was $16.60 in 2000, $17.00 in 1999, and $8.07 in 1998. The per share weighted average fair value of options granted were $40.66 in 2000, $12.67 in 1999, and $14.84 in 1998.

     Under the 1999 Plan, options were granted to certain employees of Digex at exercise prices below the fair market value of Digex common stock at the date of the grant. The options granted during 2000 and 1999 are summarized as follows:

                                                2000                    1999
                                        ---------------------   ---------------------
                                                     WEIGHTED                WEIGHTED
                                         WEIGHTED    AVERAGE     WEIGHTED    AVERAGE
                                         AVERAGE     EXERCISE    AVERAGE     EXERCISE
                                        FAIR VALUE    PRICE     FAIR VALUE    PRICE
                                        ----------   --------   ----------   --------
Exercise Price = Fair Market Value....    $64.60      $79.30      $12.13      $21.33
Exercise Price
  (greater than) Fair Market Value....        --          --        8.47       17.00
Exercise Price
  (less than) Fair Market Value.......     57.69       41.15       15.63        9.85
                                          $40.66      $78.36      $12.67      $18.92

                              DIGEX, INCORPORATED

     The range of option exercise prices for options outstanding as of December 31, 2000 was $5.00 to $139.38. The range of exercise prices for options is wide due primarily to the increasing price of Digex common stock over the period in which the option grants were awarded. The options outstanding as of December 31, 2000 are summarized in ranges as follows:

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ---------------------------------------   ----------------------------
                                                        WEIGHTED
                                         WEIGHTED       AVERAGE                        WEIGHTED
                                         AVERAGE       REMAINING                       AVERAGE
                                         EXERCISE   CONTRACTUAL LIFE                   EXERCISE
 RANGE OF EXERCISE PRICES     SHARES      PRICE        (IN YEARS)       SHARES          PRICE
 ------------------------    ---------   --------   ----------------   ---------   ----------------
$ 5.00 - $ 10.00...........    941,156   $  5.29            8.62         284,736        $ 5.22
$17.00 - $ 17.00...........  2,673,461     17.00            8.58         855,246         16.61
$21.18 - $ 48.18...........  1,646,650     40.60            9.30         155,209         31.38
$54.18 - $ 74.94...........  1,831,702     67.79            9.46          25,065         54.19
$78.00 - $139.38...........    833,080    115.02            9.23              --            --
                             ---------   -------        --------       ---------        ------
                             7,926,049   $ 42.55            9.01       1,320,256        $16.60

  Retirement Plan

     Digex has established a 401(k) profit-sharing plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10,500 during the taxable year. Digex will match one-half of a participant's contribution, up to a maximum of 7% of the participant's compensation. Digex's matching contribution fully vests after three years of service. Digex's contributions to the plan were $1.1 million in 2000, $0.5 million in 1999, and $0.2 million in 1998.

8. INCOME TAX INFORMATION

     Digex files a consolidated income tax return with its wholly owned domestic subsidiary. Separate returns are filed for its foreign subsidiaries. The consolidated tax provision, therefore, is based upon the separate tax provisions of the domestic and foreign jurisdictions.

     Domestic and foreign loss before the benefit from income taxes consists of the following (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                       2000           1999          1998
                                    -----------    ----------    ----------
Domestic..........................  $  (135,171)   $  (69,838)   $  (16,740)
Foreign...........................       (7,764)           --            --
                                    -----------    ----------    ----------
     Total........................  $  (142,935)   $  (69,838)   $  (16,740)
                                    ===========    ==========    ==========

                              DIGEX, INCORPORATED

     Income tax benefit for the tax years ended December 31 is comprised of the following (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                              2000        1999       1998
                                            ---------   --------   --------
Current...................................  $      --   $     --   $     --
Deferred:
     Federal..............................         --      4,244        144
     State................................         --        595         15
                                            ---------   --------   --------
                                            $      --   $  4,839   $    159
                                            =========   ========   ========

     The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                  2000     1999     1998
                                                  -----    -----    -----
Tax benefit at statutory rate...................  (34.0)%  (34.0)%  (34.0)%
Reconciling items:
  State income taxes, net.......................   (3.2)%   (3.2)%   (3.1)%
  Non-deductible items..........................    0.7%     3.3%      --
  Change in valuation allowance.................   36.3%    19.1%    32.0%
  Foreign taxes.................................    0.2%      --       --
  Other items...................................     --      7.8%     4.1%
                                                  -----    -----    -----
Effective tax rate..............................   (0.0)%   (7.0)%   (1.0)%
                                                  -----    -----    -----

     At December 31, 2000 and 1999, Digex had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows (in thousands):

                                                          DECEMBER 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Deferred tax liabilities:
  Depreciation and amortization......................  $ (6,485)  $     --
  Identifiable intangible assets.....................    (3,748)    (4,299)
                                                       --------   --------
     Total deferred tax liabilities..................   (10,233)    (4,299)
Deferred tax assets:
  Net operating loss carryforwards -- U.S. ..........    74,567     18,449
  Net operating loss carryforwards -- Foreign........     2,320         --
  Allowance for bad debts............................     2,289      1,636
  Depreciation and amortization......................        --      1,867
  Contingent tax accrual.............................       266        352
  Deferred revenue...................................     4,410         --
  Stock-based compensation...........................     1,630        487
                                                       --------   --------
     Total deferred tax assets.......................    85,482     22,791
     Less: valuation allowance.......................   (75,249)   (18,492)
                                                       --------   --------
       Net deferred tax asset........................    10,233      4,299
                                                       --------   --------
Net deferred tax asset (liability)...................  $     --   $     --
                                                       ========   ========

                              DIGEX, INCORPORATED

     As a result of the recapitalization of Digex on April 30, 1999, the net operating loss carryforwards of Digex as of December 31, 1998 did not transfer to Digex after the recapitalization. Accordingly, a net deferred tax liability of $4.8 million relating to identifiable intangible assets was recorded as a result of the recapitalization on April 30, 1999. Digex generated net operating losses and non-deductible expenses in excess of the deferred tax liability after the recapitalization and recorded the deferred tax asset associated with the future deductible items. Accordingly, Digex recorded a $4.8 million deferred tax benefit during the year ended December 31, 1999.

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $75.2 million valuation allowance at December 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current year is $56.8 million. At December 31, 2000, Digex's net operating loss carryforwards for income tax purposes are approximately $205.2 million, with expiration periods beginning in 2019 through 2020.

9. LOSS PER SHARE

     On April 30, 1999, Digex issued 1,000 shares of Class B Common Stock to Intermedia in connection with the contribution of assets to Digex. Loss per share is presented on a pro forma basis prior to that period assuming that the common shares issued in connection with the recapitalization on April 30, 1999 were outstanding for all periods of Digex presented. On July 23, 1999, the Board of Directors authorized a 50,000-for-one split of the Class B Common Stock, effective as of August 4, 1999 and paid in the form of a stock dividend for shares outstanding as of July 8, 1999. The basic and diluted net loss per common share were calculated assuming that the stock split was effective for all periods presented. All share information presented gives effect to the stock split.

     The following table sets forth computation of basic and diluted loss per share of common stock (amounts in thousands, except share and per share information):

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                         2000          1999          1998
                                      -----------   -----------   -----------
Net loss, as reported...............  $  (143,101)  $   (64,999)  $   (16,581)
                                      ===========   ===========   ===========
Weighted average number of common
  shares............................   63,404,839    54,726,027    50,000,000
                                      ===========   ===========   ===========
Loss per share:
  basic and diluted.................  $     (2.26)  $     (1.19)  $     (0.33)
                                      ===========   ===========   ===========

     Convertible securities (convertible preferred stock, warrants, and stock options) were excluded from the computation of diluted loss per share because assumed exercise or conversion would be anti-dilutive.

                              DIGEX, INCORPORATED

10. COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive losses for the year ended December, 31, 2000, 1999, and 1998 (in thousands):

                                           2000          1999         1998
                                        -----------   ----------   ----------
Net loss applicable to common
  stockholders........................  $  (143,101)  $  (64,999)  $  (16,581)
                                        -----------   ----------   ----------
Other comprehensive loss:
  Foreign currency translation
     adjustments......................          (38)          --           --
                                        -----------   ----------   ----------
Comprehensive loss applicable to
  common stockholders.................  $  (143,139)  $  (64,999)  $  (16,581)
                                        ===========   ==========   ==========

11. RELATED PARTY AGREEMENTS

  General and Administrative Services Agreement

     On April 30, 1999, Digex entered into a General and Administrative Services Agreement (the "G&A Agreement") with Intermedia. Under the terms of the G&A Agreement, as amended to date, Intermedia provided Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, treasury, and information management services. This agreement has an initial term of two years and expires in April 2001. The charge for these services was $15.0 million in 2000 and $16.5 million in 1999.

     Rates charged to Digex in 1999 and 1998 for these services prior to the G&A Agreement are believed to be consistent with the allocations in the accompanying financial statements. Rates for services not previously provided to Digex (e.g. investor relations) were based upon Intermedia and Digex's best estimate of the fair value of those services.

  Network Services Agreements

     Pursuant to three Network Services Agreements between Intermedia and Digex entered into in July 1999, Intermedia has been providing Digex with east and west coast Internet transit, Internet access and managed firewall services. These agreements have an initial term of two years and expire in July 2001. The charges for these services amounted to $5.0 million in 2000 and $7.8 million in 1999. Rates charged to Digex in 1999 and 1998 prior to the Network Services Agreements were generally consistent with rates incurred during the periods presented in the accompanying consolidated financial statements.

  Asset Migration Agreement

     On June 1, 2000, Digex entered into an Asset Migration Agreement with Intermedia. Under the terms of the agreement, Digex purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. In connection with the purchase of firewall-related assets from Intermedia, the Managed Firewall Services Agreement between Digex and Intermedia was terminated. Digex paid a purchase price of $4.5 million for the net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the Asset Migration Agreement, Digex has made equal monthly installments of $0.9 million for Intermedia's support and consultation for the six months ended December 31, 2000.

                              DIGEX, INCORPORATED

  Expense Sharing and Indemnity Arrangements

     On January 24, 2000, Digex agreed with Intermedia to allocate and pay the expenses of its February 2000 public offering, including any amounts arising from any indemnification or contribution obligations, in proportion to the number of shares of Class A Common Stock sold by Digex and by Intermedia. Expenses of $0.3 million were allocated to Digex in 2000 and were netted against offering proceeds.

  Sale of Telecommunications Related Assets to Intermedia

     Digex entered into three Use of Proceeds Agreements with Intermedia on June 2, 1999, January 11, 2000, and January 24, 2000, respectively, to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of certain offerings of Digex securities and the cash proceeds of the investments by Microsoft and Compaq. The assets were sold to Intermedia at Digex's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $33.7 million and $25.3 million during the years ended December 31, 2000 and 1999, respectively. These proceeds were unrestricted and used to fund Digex's operating expenses. Net proceeds from the equity offerings were fully used as of December 31, 2000.

  Guaranty Agreement

     On October 31, 2000, Intermedia increased the commitments available to it under its Revolving Credit Facility ("Credit Facility") from $100.0 million to $350.0 million. As a subsidiary of Intermedia, Digex will be a limited guarantor under the Credit Facility to the greater of $90.0 million or the amounts borrowed by Digex. The Credit Facility is also fully guaranteed by WorldCom. At December 31, 2000, Intermedia had $113.0 million outstanding under its Credit Facility.

  Software, Equipment and Services Purchased from Microsoft and Compaq

     In January 2000, Digex entered into strategic development agreements and joint marketing arrangements with Microsoft and Compaq. Digex and Microsoft will work together to advance Digex's capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. Digex and Compaq will work jointly to streamline the order, delivery and installation of Compaq's server hardware and storage devices. In connection with these agreements, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq.

     Digex has in the past purchased and expect to continue to purchase computer hardware, software and certain consulting services from both Microsoft and Compaq pursuant to certain arrangements negotiated prior to or in connection with the investment by Microsoft and Compaq in Digex. Digex purchased $2.7 million in 2000, $3.1 million in 1999, and $1.1 million in 1998 for products and services provided by Microsoft. Digex purchased $26.6 million (excluding $2.7 million of equipment credits) in 2000, $18.7 million in 1999, and $7.5 million in 1998 for products and services provided by Compaq.

12. LEASE COMMITMENTS AND NOTE PAYABLE

     On June 29, 2000, Digex entered into a ten-year lease commencing in September 2000 for its new corporate headquarters facility in Laurel, Maryland. The lease agreement requires an initial security deposit of $2.0 million in the form of a letter of credit. This letter of credit may be reduced at the commencement of the seventh lease year to an amount equal to the then current one month's base rent if certain conditions are met annually prior the seventh year of the lease. Property and equipment include the present value of the capital lease which is amortized over the term of the lease.

                              DIGEX, INCORPORATED

     Digex leases office space and vehicles under capital lease arrangements. Digex also leases office space and office equipment under operating leases. Future noncancelable lease payments under Digex's lease commitments at December 31, 2000 are as follows (in thousands):

                                                 CAPITAL     OPERATING
                                                  LEASES      LEASES
                                                 --------    ---------
Future minimum lease payments:
Year ended December 31:
  2001.......................................    $  4,374     $ 3,921
  2002.......................................       4,483       2,925
  2003.......................................       4,716       2,401
  2004.......................................       4,642       2,378
  2005.......................................       4,774       2,014
Thereafter...................................      19,920       3,129
                                                 --------     -------
                                                   42,909     $16,768
                                                              =======
Less amount representing interest............     (13,907)
                                                 --------
Present value of lease payments..............      29,002
Current portion of capital leases............      (1,871)
                                                 --------
Noncurrent portion of capital leases.........    $ 27,131
                                                 ========

     Rent expense amounted to $3.9 million, $2.0 million, and $0.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. Lease payments under operating leases include certain rent allocated to Digex in 1999.

     Digex expects to enter into a master lease and financing agreement with a vendor for a line of credit of up to $25.0 million to facilitate the leasing of computer hardware and software in the future. The initial term of the agreement ranges from 24 to 36 months. Digex has an option to purchase the equipment at the end of the initial lease term.

     A note payable of $4.7 million was issued in 1999 in connection with the purchase of software. The note accrues at an effective interest rate of 7.00% per annum and matures in January 2002. Principal repayments until maturity are as follows (in thousands):

Year ended December 31:
  2001................................................    $2,772
  2002................................................     1,435
                                                          ------
Total.................................................    $4,207
                                                          ======

     Interest cost incurred and charged to expense related to the note payable was $0.3 million in 2000 and $0.2 million in 1999.

13. CONTINGENCIES

     On September 5, 2000, and thereafter, Intermedia, Digex, the directors of Digex, and in some cases, WorldCom, were named as defendants in a total of thirteen lawsuits in the Court of Chancery of the State of Delaware in and for New Castle County. Of those thirteen lawsuits, eight were brought as class actions on behalf of Digex public shareholders, three were brought as derivative actions, purportedly on behalf of Digex, and two advanced both class action and derivative claims. On October 17, 2000, the Court ordered that all thirteen lawsuits to be consolidated into a single combined derivative and class action.

                              DIGEX, INCORPORATED

     In general, the complaints advanced substantially similar allegations that the defendants breached their fiduciary duties to the class members by acting to further their own interests at the expense of Digex public stockholders, by engaging in self-dealing and by failing to act in good faith towards the Digex public stockholders. The complaints claimed that such alleged wrongdoing caused irreparable harm to such stockholders. In addition, four of the complaints alleged that the Digex board members who are also directors or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of
Section 203 of the Delaware General Corporation Law to future transactions between WorldCom and Digex. These complaints also alleged that WorldCom aided and abetted the wrongdoing of Intermedia's and the Intermedia-affiliated directors of Digex. The complaints sought injunctive relief and unspecified damages.

     On February 15, 2001, a memorandum of understanding was executed on behalf of all interested parties in the consolidated actions, setting forth an agreement in principle providing for the settlement of all actions in their entirety. WorldCom will make a settlement payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders. One half of the settlement fund net of plaintiffs' attorneys fees will be distributed to record holders of Digex common stock on September 1, 2000. The balance of the settlement fund net of attorneys' fees will be paid to record holders of Digex stock at the time of the consummation of the merger. Neither Intermedia nor its affiliates will be entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom will be amended to change the consideration to be paid to Intermedia shareholders in connection with the merger. All fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action will also be paid out of that settlement fund. In connection with the proposed settlement, WorldCom will reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. WorldCom has also agreed to enter into certain commercial agreements with Digex. A further provision of the settlement will make Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex. The proposed settlement would, if approved by the Court, fully resolve all claims in the lawsuit.

     On March 2, 2001, Digex, WorldCom, and Intermedia entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to the consolidated class action and derivative action in accordance with the terms agreed to in the February 15, 2001 memorandum of understanding. The Court has entered an order directing that notice of the settlement be sent to members of the class and has scheduled a settlement hearing to be held on April 6, 2001 in the Delaware Court of Chancery in Wilmington, Delaware. The final settlement of the suit is subject to the satisfaction of certain conditions as well as final court approval. Based on the memorandum of understanding and the Stipulation of Settlement, Digex does not expect to have any future liability from the outcome of this litigation.

     Digex also does not believe that there are any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's results of operations, cash flows, or financial position.

                              DIGEX, INCORPORATED

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands):

                                                                         2000
                          --------------------------------------------------------------------------------------------------
                                     FIRST                        SECOND                         THIRD               FOURTH
                          ---------------------------   ---------------------------   ---------------------------   --------
                              AS                            AS                            AS
                          PREVIOUSLY                    PREVIOUSLY                    PREVIOUSLY
                           REPORTED    AS RESTATED(1)    REPORTED    AS RESTATED(1)    REPORTED    AS RESTATED(1)
                          ----------   --------------   ----------   --------------   ----------   --------------
Revenues................   $ 27,974       $ 25,796       $ 42,222       $ 40,368       $ 46,531       $ 43,979      $ 57,942
Operating expenses......     56,677         54,568         80,119         78,325         87,343         84,875       100,930
                           --------       --------       --------       --------       --------       --------      --------
Loss from operations....    (28,703)       (28,772)       (37,897)       (37,957)       (40,812)       (40,896)      (42,988)
Other income
  (expense).............      3,057          3,057          3,472          3,472           (393)          (393)        1,542
                           --------       --------       --------       --------       --------       --------      --------
Income tax benefit......         --             --             --             --             --             --            --
                           --------       --------       --------       --------       --------       --------      --------
Loss before cumulative
  effect of change in
  accounting
  principle.............    (25,646)       (25,715)       (34,425)       (34,485)       (41,205)       (41,289)      (41,446)
Cumulative effect of
  change in accounting
  principle.............         --           (166)            --             --             --             --            --
                           --------       --------       --------       --------       --------       --------      --------
Net loss................   $(25,646)      $(25,881)      $(34,425)      $(34,485)      $(41,205)      $(41,289)     $(41,446)
                           ========       ========       ========       ========       ========       ========      ========
Loss per Common
  Share(2):
  basic and diluted.....   $  (0.41)      $  (0.41)      $  (0.54)      $  (0.54)      $  (0.65)      $  (0.65)     $  (0.65)
                           ========       ========       ========       ========       ========       ========      ========

                                                                                1999
                                                              ----------------------------------------
                                                               FIRST     SECOND     THIRD      FOURTH
                                                              -------   --------   --------   --------
Revenues....................................................  $ 9,392   $ 12,629   $ 16,111   $ 21,654
Operating expenses..........................................   17,987     30,482     37,803     45,716
                                                              -------   --------   --------   --------
Loss from operations........................................   (8,595)   (17,853)   (21,692)   (24,062)
Other income (expense)......................................       --       (239)       920      1,683
                                                              -------   --------   --------   --------
Income tax benefit..........................................       --      4,839         --         --
                                                              -------   --------   --------   --------
Net loss....................................................  $(8,595)  $(13,253)  $(20,772)  $(22,379)
                                                              =======   ========   ========   ========
Loss per Common Share:
  basic and diluted.........................................  $ (0.17)  $  (0.27)  $  (0.36)  $  (0.36)
                                                              =======   ========   ========   ========

---------------
(1) Restated for the effect of the implementation of SAB 101 (See Note 1).
(2) Represents loss before cumulative effect of change in accounting principle and net loss per common share.

                              DIGEX, INCORPORATED

15. SUBSEQUENT EVENTS

     In January 2001, Digex received a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if Digex meets certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by Digex.

     Also in January 2001, the Federal Communications Commission approved the merger between WorldCom and Intermedia on the condition it comply with an agreement reached with antitrust authorities that WorldCom divest certain Intermedia assets and operations.

     On March 2, 2001, Digex and certain subsidiaries of WorldCom agreed to enter into four commercial agreements. These commercial agreements will become effective at or before the consummation of the Intermedia-WorldCom Merger pursuant to the merger agreement. The principal terms of the four commercial agreements are generally described as follows:

          -- Sales Channel Agreement. Under this agreement, WorldCom will resell the Digex portfolio of managed Web hosting products. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel.

          -- Funding Agreement.  After the completion of the Intermedia-WorldCom
             Merger, WorldCom's Board of Directors will review the Digex business plans for 2001 and 2002 approved by the Digex Board of Directors. If these business plans are approved by the WorldCom Board of Directors, WorldCom agrees to loan Digex funds for these business plans; the loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. However, the funding agreement would not prevent Digex from seeking replacement funding from other sources.

          -- Facilities Agreement. Managed Web hosting facilities for Digex will be built into several WorldCom data centers in the United States and around the globe. Digex will lease space from WorldCom at these data centers based on customer demand.

          -- Network Agreement. This agreement permits Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities.

     Digex expects to continue experiencing negative cash flow from operating and investing activities due to its plans for expansion and the growth of the business. As described above, Digex has entered into a series of commercial arrangements with WorldCom. These favorable agreements are subject to termination if, among other things, the Intermedia-WorldCom Merger is not completed prior to December 31, 2001. Completion of the Intermedia-WorldCom Merger is subject to a number of conditions. While Digex believes it is probable the Intermedia-WorldCom Merger will close, if for any reason it does not, Digex might no longer have the benefit of the WorldCom commercial agreements or the funding to be made available by WorldCom for its 2001 and 2002 business plans. In addition, if the Intermedia-WorldCom Merger did not close, Intermedia would no longer be able to borrow under its existing credit facility or note purchase agreement with WorldCom and would unlikely be able to provide Digex with any additional funding for working capital needs, operating losses or capital expenditure requirements.

                              DIGEX, INCORPORATED

     In the event the Intermedia-WorldCom Merger does not close, Digex's intention would be to access the capital markets for their necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes Digex will have access to capital markets to obtain sufficient funding to continue its business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002.

                              DIGEX, INCORPORATED

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO    CHARGED     DEDUCTIONS    BALANCE AT
                                            BEGINNING    COSTS AND     TO OTHER        --          END OF
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS     DESCRIBE       PERIOD
-----------                                 ----------   ----------   ----------   ----------    ----------
For the year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts......  $      369   $    1,491           --   $    1,141(1) $      719
                                            ==========   ==========   ==========   ==========    ==========
     Allowance for deferred tax
       accounts...........................          --   $    5,349           --           --    $    5,349
                                            ==========   ==========   ==========   ==========    ==========
For the year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts......  $      719   $    4,265           --   $      622(1) $    4,362
                                            ==========   ==========   ==========   ==========    ==========
     Allowance for deferred tax
       accounts...........................  $    5,349   $   13,143           --           --    $   18,492
                                            ==========   ==========   ==========   ==========    ==========
For the year ended December 31, 2000:
  Deducted from asset accounts:
     Allowance for doubtful accounts......  $    4,362   $   10,649           --   $   10,270(1) $    4,741
                                            ==========   ==========   ==========   ==========    ==========
     Allowance for deferred tax
       accounts...........................  $   18,492   $   56,757           --           --    $   75,249
                                            ==========   ==========   ==========   ==========    ==========

---------------
(1) Uncollectible accounts written off, net of recoveries.