Form 10-K/A
period 2000-12-31
DIGEX INC/DE
filed 2001-04-27
CIK 1085098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
(MARK ONE)

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any
amendment in this Form 10-K.   [ ]

     Aggregate market value of the voting stock held by non-affiliates (1) of the registrant on March 31, 2001: $343,198,254.

     As of March 31, 2001, there were 24,624,090 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

---------------
(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

     Digex, Incorporated hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, originally filed with the Securities and Exchange Commission (the "SEC") on April 2, 2001, solely to add the information required by Part III of the Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the current directors of Digex, and their ages as of March 31, 2001, and certain biographical information for each of them is set forth below:

                                    DIRECTOR
            NAME              AGE    SINCE                        POSITION
            ----              ---   --------                      --------
David C. Ruberg.............  55      1999     Chairman of the Board of Directors
Mark K. Shull...............  45      1999     Director, President and Chief Executive Officer
John C. Baker...............  51      1999     Director
Philip A. Campbell..........  64      1999     Director
Richard A. Jalkut...........  57      1999     Director
Robert M. Manning...........  41      2000     Director
Jack E. Reich...............  50      1999     Director

     David C. Ruberg has served as a director and Chairman of the Board of Directors of Digex since April 1999. Mr. Ruberg has served as President, Chief Executive Officer and a director of Intermedia Communications Inc., our majority stockholder, since May 1993, and as Chairman of the Board of Directors of Intermedia since March 1994. Mr. Ruberg is currently a director of QS Communications AG, a competitive Digital Subscriber Line ("DSL") carrier in Germany. From September 1991 to May 1993, he was an independent consultant to the computer and telecommunications industries. Mr. Ruberg received his B.A. in mathematics from Middlebury College and his M.S. in computer science from the University of Michigan.

     Mark K. Shull has served as President and Chief Executive Officer of Digex since July 1999. From February 1997 to June 1999, he served as Vice President of the Web hosting and electronic commerce business unit of GTE Internetworking, an internet infrastructure services provider. From March 1995 to January 1997, prior to GTE Internetworking's acquisition of BBN Planet Corporation, an internet services provider, he served as Vice President of BBN Planet Corporation's Internet Business Solutions Group. From July 1993 to March 1995, he served as a Senior Consultant at EDS Management Consulting. Mr. Shull received his B.A. in public and international affairs from Princeton University and holds a J.D. from Stanford Law School.

     John C. Baker has served as a director of Digex since April 1999. He has served as a director of Intermedia since February 1988. Mr. Baker has been the President of Baker Capital Corp., a private equity investment management firm, since September 1995. Mr. Baker is currently a member of the Supervisory Board of QS Communications AG, a competitive DSL carrier in Germany, and a member of Intermedia's Compensation Committee.

     Philip A. Campbell has served as a director of Digex since April 1999. He has served as a director of Intermedia since September 1996. Mr. Campbell retired from Bell Atlantic, a telecommunications company, as Director, Vice Chairman and Chief Financial Officer in 1991. Previously, he served as President of New Jersey Bell, Indiana Bell and Bell Atlantic Network Services.

     Richard A. Jalkut has served as a director of Digex since July 1999. He has served as President, Chief Executive Officer and a director of Pathnet, Inc., a communications services provider, since August 1997. From January 1995 to August 1997, Mr. Jalkut served as President and Group Executive of NYNEX Telecommunications Group. Mr. Jalkut is currently a director of HSBC Bank USA, formerly Marine

Midland Bank, a commercial bank; a director and member of the Compensation Committee of Ikon Office Solutions, Inc., a company engaged in wholesale and retail office equipment sales; and a director of Home Wireless Networks, a company developing a wireless product for home and business premises.

     Pathnet Telecommunications, Inc. and its subsidiaries (including Pathnet, Inc.) filed voluntary petitions pursuant to Chapter 11 of the Federal bankruptcy law with the U.S. Bankruptcy Court for the District of Delaware on April 2, 2001. Pathnet intends to continue to provide service to its customers while it evaluates its strategic options and pursues discussions with potential purchasers of all or part of its ongoing business.

     Robert M. Manning has served as a director of Digex since January 2000. Mr. Manning has served as Senior Vice President, Chief Financial Officer of Intermedia since September 1996. Mr. Manning joined Intermedia from DMX Inc., a Los Angeles-based cable programmer, where he was Executive Vice President, Senior Financial Executive and a Director of DMX-Europe from October 1991 to September 1996. Prior to his tenure at DMX, Mr. Manning spent ten years in the investment banking field in corporate finance and mergers and acquisitions, most recently with Oppenheimer and Co., Inc. as Vice President, Corporate Finance, managing their Entertainment/Leisure Time Group from October 1988 to October 1991. Mr. Manning is a graduate of Williams College.

     Jack E. Reich has served as a director of Digex since July 1999. Since November 1998 , he has served as President of KJE Inc., a management and investment consulting firm. From December 1996 to November 1998 he served as President, Chief Executive Officer, and a director of e.spire Communications, Inc., an integrated communications provider. Prior to e.spire, Mr. Reich held various senior management positions with Ameritech and MCI Communications. Mr. Reich is currently both a director and Compensation Committee member of Orius Corporation, a national telecommunications services and systems integration company. Since January 2001, he has served as President, Chief Executive Officer, and a director of One, Inc., an e-business professional services firm. Mr. Reich was named the Chairman of the Board of One, Inc. in April 2001.

                               EXECUTIVE OFFICERS

     The names of the current executive officers of Digex, their ages as of March 31, 2001, other than Mr. Shull who is also a member of the Board of Directors, and certain biographical information for each of them is set forth below:

              NAME                AGE                       POSITION
              ----                ---                       --------
Timothy M. Adams................  41    Chief Financial Officer
John J. Callari.................  50    Senior Vice President, Sales
Todd R. Carlson.................  57    Senior Vice President, Business Operations
Thomas Davidsson................  37    Senior Vice President, Digex Europe
Bruce F. Metge..................  44    Senior Vice President and General Counsel
Robert B. Patrick...............  29    Vice President, Strategy and Business Development
Rebecca Ward....................  37    President, Product Management, Engineering and
                                          Marketing Group
Howard Weizmann.................  52    Vice President, Human Resources

     Timothy M. Adams has served as Chief Financial Officer of Digex since January 2000. From April 1997 to January 2000, he held various management positions at GTE Internetworking and BBN Planet Corporation, prior to its acquisition by GTE Internetworking, including Vice President of Operations and Circuits Management, Vice President of Business Operations and Vice President of Finance. From May 1989 to April 1997, he held various financial positions with Trans National Group Services, including Chief Financial Officer of Trans National Communications from January 1995 to April 1997. Mr. Adams holds a B.S. in accounting from Murray State University in Kentucky and an M.B.A. from Boston University. Mr. Adams is also a certified public accountant.

     John J. Callari has served as Senior Vice President of Sales of Digex since March 2001. From September 1997 to March 2001, he served as Senior Vice President of Sales at WorldCom, Inc., a global telecommunications company, where he managed all aspects of sales, service and strategic planning of the National Accounts division. Mr. Callari held various management positions at MCI International since 1988 and subsequently with WorldCom, Inc., including Regional Vice President at WorldCom, Vice President of Sales at IDB WorldCom, and Director of Sales for the metropolitan New York region at TC WorldCom. Mr. Callari holds a B.A. from Brooklyn College, as well as extensive marketing education at Columbia University and New York University.

     Todd R. Carlson has served as Senior Vice President of Business Operations of Digex since July 2000. Mr. Carlson has held various positions at Electronic Data Systems Corporation ("EDS") since 1968 including Chief Information Officer from January 1993 to December 1998. In that capacity, his primary responsibility was to ensure that EDS' internal financial and administrative systems needs were met throughout the world. Other responsibilities included coordinating business process reengineering, developing data architecture and enterprise wide information access, and maintaining security requirements for all corporate systems. EDS is a global provider of strategy, implementation and hosting services for clients managing the business and technology complexities of the digital economy. Mr. Carlson received a bachelor and master's degree in business administration from University of North Texas.

     Thomas Davidsson has served as Senior Vice President of the European division of Digex since April 2000. From October 1998 through April 2000, he held various management positions with companies within Telia AB, a telecommunications company in Scandinavia, including the Vice President of Telia Megacom, Chief Financial Officer of the Telia Business Solutions division, and President of the Telia New Business division. From January 1996 to October 1998, he served as Managing Director of Alfa Laval Moatti in France, a subsidiary of Alfa Laval Group, a process equipment manufacturing company. Mr. Davidsson holds a B.S. in finance from Per Brahe Gymnasium in Sweden and a M.B.A. from the Stockholm School of Economics.

     Bruce F. Metge has served as Senior Vice President and General Counsel of Digex since July 2000. From March 2000 to July 2000, he served as Vice President and General Counsel for Onesoft Corporation, an e-commerce software company. From January 1999 to February 2000, he served as General Counsel for Madison River Communications, a telecommunications company formed by Goldman Sachs, Madison Dearborn and other investors to acquire and operate rural telephone companies. From January 1990 to December 1998 he served as Partner at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C., a Washington, D.C. and Boston-based law firm, specializing in antitrust litigation. Mr. Metge is a member of the Illinois, District of Columbia, and Massachusetts bars. He received a B.A. in public policy sciences from Duke University and a J.D. from Northwestern University School of Law.

     Robert B. Patrick has served as Vice President of Strategy and Business Development of Digex since January 2000. From July 1999 to December 1999, he served as Vice President of Marketing of Digex. From September 1998 to June 1999 he served as Vice President of Marketing and Product Development of Digex. He served as Director of Business Development for Digex from September 1997 through September 1998. He joined Digex in September 1996, as Senior Manager of Windows NT Operations. From June 1993 to June 1996, he served as a Senior Consultant for Andersen Consulting. Mr. Patrick holds a B.S. in management information systems from George Mason University.

     Rebecca Ward has served as President of the Product Management, Engineering and Marketing Group of Digex since July 1999. From March 1991 to June 1999, she held various management positions at GTE Internetworking and BBN Planet Corporation, prior to its acquisition by GTE Internetworking, including most recently Vice President of Product Management and Engineering of the Web hosting and electronic commerce business unit of GTE Internetworking. Ms. Ward holds a B.S. in computer technology from Northeastern University and an M.S. in computer science from Boston University.

     Howard Weizmann has served as Vice President of Human Resources of Digex since November 2000. From March 1992 to November 2000, he served as Managing Consultant for Watson Wyatt Worldwide, a global human resources consulting firm. Prior to joining Watson Wyatt, he held various positions at Aetna Life

Insurance and also worked as an attorney for Drinker, Biddle and Reath L.L.P, a Philadelphia-based law firm. Mr. Weizmann holds a B.S. from Ohio University, a M.S. in Anthropology from the University of Michigan and a J.D. from Georgetown University School of Law.

     No family relationship exists between any of our directors and executive officers.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires each of our directors and executive officers, and persons who beneficially own more than 10% of the issued and outstanding shares of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of the forms furnished to us or written representations by reporting persons, all of the filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2000, except for:
Timothy Adams, Lemis Altan, Todd Carlson, and Thomas Davidsson each of whom failed to file a Form 3 on a timely basis and Bradley Sparks, former Chief Financial Officer of Digex and no longer an employee of the company, who failed to file a Form 4 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation of our Chief Executive Officer and each of our four most highly compensated executive officers whose total salary and bonus for 2000 exceeded $100,000 (each a "named executive officer" and, collectively, the "named executive officers").

                                              ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                     --------------------------------------       -----------------------------------------
                                                                                  SECURITIES   SECURITIES
                                                               OTHER ANNUAL       UNDERLYING   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY        BONUS(6)   COMPENSATION       OPTIONS(7)   OPTIONS(8)   COMPENSATION(9)
---------------------------   ----   --------       --------   ------------       ----------   ----------   ---------------
Mark K. Shull(1)............  2000   $275,000(1)    $200,616     $120,591(10)      200,000           --         $5,250
  President and Chief         1999    125,000             --           --          500,000      100,000             --
  Executive Officer
Nancy G. Faigen(2)..........  2000    237,500(2)     162,500           --           75,000           --             --
  President, Sales and        1999    225,000        225,000      125,000(11)      300,000      100,000             --
  Service Delivery Group      1998     11,105         50,000           --               --           --             --
Rebecca Ward(3).............  2000    225,000(3)     148,767      140,912(11)       75,000           --          2,583
  President, Product          1999     91,667         50,000       15,810(11)      250,000       50,000             --
  Management, Engineering
  and Marketing Group
Timothy M. Adams(4).........  2000    216,967(4)      75,000       95,723(10)       90,000           --          4,040
  Vice President and          1999         --             --           --          250,000           --             --
  Chief Financial Officer
Bryan T. Gernert(5).........  2000    205,000(5)      48,616           --           25,000           --          2,583
  Senior Vice President,      1999    173,750             --      140,587(12)      400,000                       3,259
  Sales, Distribution and     1998     95,000             --      166,108(12)           --           --             --
  Client Services

---------------
 (1) Mr. Shull commenced employment with Digex in July 1999. Mr. Shull's current annual base salary is $300,000 after a salary adjustment effective July 1, 2000. He has a target annual bonus opportunity equal to 60% of his base salary.

 (2) Ms. Faigen served as President and Chief Executive Officer from December 1998 to June 1999 and as President of the Sales and Service Delivery Group from June 1999 to March 2001, when she resigned from Digex.

 (3) Ms. Ward commenced employment with Digex in July 1999. Her current annual base salary is $250,000 after a salary adjustment effective July 1, 2000. She has a target annual bonus opportunity equal to 50% of her base salary.

 (4) Mr. Adams commenced employment with Digex in January 2000. His current annual base salary is $250,000 after salary adjustments during 2000. He has a target annual bonus opportunity equal to 50% of his base salary.

 (5) Mr. Gernert resigned in March 2001.

 (6) Amounts represent bonuses paid during the listed fiscal year for prior fiscal year performance and/or signing bonuses.

 (7) Represents the number of shares of Class A common stock of Digex underlying options granted to the named executive officers.

 (8) Represents the number of shares of common stock of Intermedia underlying options granted to the named executive officers.

 (9) Amounts represent the matching contribution paid by Digex and/or Intermedia to the 401(k) plan on behalf of the participant.

(10) Amount represents taxable fringe benefits received primarily for temporary housing and the reimbursement of taxes associated with these fringe benefits by Digex.

(11) Amount represents relocation expense.

(12) Amount represents commission payments.

OPTIONS GRANTED DURING FISCAL YEAR 2000

     The following table sets forth certain information regarding grants of stock options to purchase Digex Class A common stock to our named executive officers during fiscal year 2000. Options covering 25% of the options set forth below vest one year following the date of grant and the balance will vest in equal quarterly installments over the next three years. The per-share exercise price of the options equals the market price on date of the grant.

                             OPTION GRANTS
                          IN LAST FISCAL YEAR
                       -------------------------                                   POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF     % OF TOTAL                                    ASSUMED ANNUAL RATES OF STOCK
                       SECURITIES     OPTIONS                                      PRICE APPRECIATION FOR OPTION
                       UNDERLYING    GRANTED TO    EXERCISE OR                                TERM(1)
                        OPTIONS     EMPLOYEES IN   BASE PRICE                      ------------------------------
        NAME            GRANTED     FISCAL YEAR     PER SHARE    EXPIRATION DATE       5%                10%
        ----           ----------   ------------   -----------   ---------------   -----------       ------------
Mark K. Shull........   200,000         4.42%        $74.94          7/10/10       $9,426,000        $23,887,000
Nancy G. Faigen......    75,000         1.66%         74.94          7/10/10        3,535,000          8,958,000
Rebecca Ward.........    75,000         1.66%         74.94          7/10/10        3,535,000          8,958,000
Timothy M. Adams.....    15,000         0.33%         60.13          4/12/10          567,000          1,437,000
                         75,000         1.66%         74.94          7/10/10        3,535,000          8,958,000
Bryan T. Gernert.....    25,000         0.55%         74.94          7/10/10        1,178,000          2,986,000

---------------
 (1) Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class A common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on the Securities and Exchange Commission requirements and do not reflect any projection or estimate of future stock price growth.

AGGREGATE OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table shows the number of shares received upon exercise, aggregate dollar value realized upon exercise, the number of unexercised shares of Digex Class A common stock as of December 31, 2000 and the year-end value of unexercised in-the-money options to purchase shares of Digex Class A common stock as of December 31, 2000 for each named executive officer.

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS AT              IN-THE-MONEY OPTIONS AT
                            SHARES                        DECEMBER 31, 2000             DECEMBER 31, 2000
                          ACQUIRED ON     VALUE      ---------------------------   ---------------------------
          NAME             EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   ----------   -----------   -------------   -----------   -------------
Mark K. Shull...........        --      $       --     156,250        543,750      $1,796,875     $3,953,125
Nancy G. Faigen.........    37,500       1,406,281      56,250        281,250         871,875      2,371,875
Rebecca Ward............        --              --      78,125        246,875         898,438      1,976,563
Timothy M. Adams........        --              --      62,500        277,500         156,250        468,750
Bryan T. Gernert........    25,795         948,603      99,205        300,000       1,532,628      3,987,500

EMPLOYMENT AGREEMENTS

     Mark K. Shull. Mr. Shull's employment letter agreement provides for an initial annual base salary of $250,000, which is subject to annual review, and an annual bonus opportunity of 60% of his initial annual base salary that will be based on the achievement of certain corporate and individual objectives. The agreement also provides Mr. Shull with stock options to purchase 100,000 shares of Intermedia common stock, at an exercise price of $33.31, which are subject to the terms and conditions of the Intermedia 1996 Long-Term Incentive Plan, to vest in equal monthly installments over the 60-month period commencing on his date of employment. On July 29, 1999, Mr. Shull was granted options to purchase 500,000 shares of our Class A common stock. 250,000 of these options will be exercisable at $5.00 per share and the balance will be exercisable at the initial public offering price of $17.00 per share. Options covering 25% of the 500,000 shares of our Class A common stock vested one year following the date of grant and the balance vests in equal quarterly installments over the three years beginning July 29, 2000. Following a change of control of Digex or Intermedia, one-half of Mr. Shull's then unvested Digex options will vest immediately, and the remainder will vest on the first anniversary of the change of control if Mr. Shull continues to be employed by Digex at that date, or upon termination by Digex of Mr. Shull's employment (other than for cause), if earlier. Following a change of control of Intermedia, one-half of Mr. Shull's then unvested Intermedia options will vest immediately, and the remainder will vest on the first anniversary of the change of control if Mr. Shull continues to be employed by Digex or Intermedia or any of its subsidiaries at that date, or upon termination by Digex and, if applicable, Intermedia of Mr. Shull's employment (other than for cause), if earlier.

     If Mr. Shull is terminated by Intermedia or us for any reason other than for cause, we or Intermedia will pay his base salary as in effect at the time of termination through the later of July 1, 2001, or the first anniversary of the date of termination. Mr. Shull's entitlement to receive payments will terminate if he directly or indirectly knowingly hires, within six months following his date of termination, any employee of director-level or above who was employed by Intermedia or Digex on the date of his termination.

     The letter agreement also provides Mr. Shull with a relocation allowance of up to $100,000 in the form of a loan which will be forgiven in equal monthly installments over a 12-month period commencing on the date of the last relocation reimbursement.

     Nancy G. Faigen. Ms. Faigen's employment letter agreement provides for an initial annual base salary of $225,000, which is subject to annual review, and an annual bonus opportunity of 50% of her initial annual base salary that will be based on the achievement of certain corporate and individual objectives. The agreement provided Ms. Faigen with a signing bonus of $275,000, paid in four installments: $50,000 upon the acceptance of the offer and the remaining balance at specified dates during 1999.

     The agreement also provides Ms. Faigen with stock options to purchase 100,000 shares of Intermedia common stock, at an exercise price of $15.00, which are subject to the terms and conditions of the Intermedia 1996 Long Term Incentive Plan, to vest in equal monthly installments over the 60-month period commencing on her date of employment. On July 29, 1999, Ms. Faigen was granted options to purchase 300,000 shares of our Class A common stock. 150,000 of these options will be exercisable at $5.00 per share and the balance will be exercisable at the initial public offering price of $17.00 per share. Options covering 25% of the 300,000 shares of our Class A common stock vested one year following the date of grant and the balance vests in equal quarterly installments over the three years beginning July 29, 2000. Following a change of control of Digex or Intermedia, all of Ms. Faigen's unvested Digex options will vest on the first anniversary of the change of control if Ms. Faigen continues to be employed by Digex at that date, or upon termination by Digex of Ms. Faigen's employment (other than for cause), if earlier. Following a change of control of Intermedia, all of Ms. Faigen's Intermedia options will vest on the first anniversary of the change of control if Ms. Faigen continues to be employed by Digex or Intermedia or any of its subsidiaries at that date, or upon termination of Ms. Faigen's employment (other than for cause), if earlier.

     The letter agreement also provides Ms. Faigen with a relocation allowance of up to $125,000 in the form of a loan which will be forgiven in equal monthly installments over a 12-month period commencing on the date of the last relocation reimbursement.

     Ms. Faigen resigned in March 2001.

     Rebecca Ward. Ms. Ward's employment letter agreement provides for an initial annual base salary of $200,000, which is subject to annual review, and an annual bonus opportunity of 50% of her initial annual base salary that will be based on the achievement of certain corporate objectives. The agreement provided Ms. Ward with a signing bonus of $100,000, paid in two equal installments: upon commencement of employment with us, and after six months of employment. The agreement also provided Ms. Ward with stock options to purchase 50,000 shares of Intermedia common stock, at an exercise price of $33.31, which are subject to the terms and conditions of the Intermedia 1996 Long-Term Incentive Plan, to vest in equal monthly installments over the 60-month period commencing with the day the option grant was approved. On July 29, 1999, Ms. Ward was granted stock options to purchase 250,000 shares of our Class A common stock. 125,000 of these options will be exercisable at $5.00 per share and the balance will be exercisable at the initial public offering price of $17.00 per share. Options covering 25% of the 250,000 shares of our Class A common stock vested one year following the date of grant and the balance vests in equal quarterly installments over the three years beginning July 29, 2000. Following a change of control of Digex or Intermedia, all of Ms. Ward's unvested Digex options will vest on the first anniversary of the change of control if Ms. Ward continues to be employed by Digex at that date, or upon termination by Digex of Ms. Ward's employment (other than for cause), if earlier. Following a change of control of Intermedia, all of Ms. Ward's Intermedia options will vest on the first anniversary of the change of control if Ms. Ward continues to be employed by Digex or Intermedia or any of its subsidiaries at that date, or upon termination by Digex of Ms. Ward's employment (other than for cause), if earlier.

     If Ms. Ward is terminated by Digex for any reason other than for cause, we will pay her base salary as in effect at the time of termination through the later of January 1, 2002, or the first anniversary of the date of termination.

     Timothy M. Adams. Mr. Adams' employment letter agreement provides for an initial annual base salary of $210,000, which is subject to annual review, and an annual bonus opportunity of 50% of his initial annual base salary that will be based on the achievement of certain corporate objectives. Mr. Adams is also entitled to receive a $75,000 signing bonus, paid in two equal installments: upon commencement of employment with us, and after six months of employment.

     The agreement also provides Mr. Adams with options to purchase 250,000 shares of our Class A common stock. 50,000 of these options will be exercisable at $10.00 per share and the balance will be exercisable at $34.00 per share. Options covering 25% of the 250,000 shares of our Class A common stock vested one year following the date of grant and the balance vests in equal quarterly installments over the three years beginning December 1, 2000. Following a change of control of Digex or Intermedia, all of Mr. Adams' unvested Digex options will vest on the first anniversary of the change of control if Mr. Adams continues to be employed by Digex at that date, or upon termination by Digex of Mr. Adams' employment (other than for cause), if earlier.

     Bryan Gernert. Mr. Gernert's employment letter agreement provides for an initial annual base salary of $200,000, which is subject to annual review, and an annual bonus opportunity of 60% of his annual base salary that will be based on the achievement of certain corporate objectives.

     On July 29, 1999, Mr. Gernert was granted options to purchase 400,000 shares of our Class A common stock. 300,000 of these options will be exercisable at $5.00 per share and the balance will be exercisable at the initial public offering price of $17.00 per share. Options covering 25% of the 400,000 shares of our Class A common stock vested one year following the date of grant and the balance vests in equal quarterly installments over the three years beginning July 29, 2000. In the event his employment is terminated by Digex for any reason other than for cause prior to July 9, 2001, his options covering an aggregate of 200,000 shares (including any installments previously vested) will vest immediately on the date of termination, of which 150,000 will be those exercisable at $5.00 and 50,000 exercisable at $17.00 per share. Following a change of control of Digex or Intermedia, all of Mr. Gernert's unvested options will vest on the first anniversary of the change of control if Mr. Gernert continues to be employed by Digex at that date, or upon termination by Digex of Mr. Gernert's employment (other than for cause), if earlier.

     Mr. Gernert resigned in March 2001.

DIRECTOR COMPENSATION

     Our directors who are not employed by either Digex or Intermedia receive an annual fee of $16,000 and a fee of $1,000 for each meeting (or $500 for each telephonic meeting) of the Board of Directors or committees of the Board of Directors attended in addition to reimbursement of actual out-of-pocket expenses incurred in connection with attending these meetings. Each such director is also granted stock options in accordance with the terms of the Digex Long-Term Incentive Plan.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, the Compensation Committee was comprised of Messrs. Ruberg and Reich. No member of the Compensation Committee was at any time an officer or employee of Digex or any of its subsidiaries. Mr. Ruberg is the President and Chief Executive Officer and a director of Intermedia, our parent. For a description of certain relationships between Digex and Intermedia, see "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIGEX

     The following table provides information regarding:

          - beneficial ownership of our common stock by each person or entity known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, as of March 31, 2001;

          - beneficial ownership of our common stock by each of our directors and named executive officers, as of March 31, 2001; and

          - beneficial ownership of our common stock by all of our directors and executive officers as a group, as of March 31, 2001.

     The percentage of Digex common stock beneficially owned was calculated based on 24,624,090 shares of Class A common stock and 39,350,000 shares of Class B common stock outstanding on March 31, 2001. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the common stock owned by them. All of the Class B shares are owned by Intermedia. Class B common stock entitles the holder to 10 votes per share, while Class A common stock entitles the holder to one vote per share. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock.

                                                                                             PERCENTAGE
                                                           NUMBER OF          PERCENTAGE      OF VOTING
                                                             SHARES            OF CLASS       POWER OF
                                                          BENEFICIALLY       BENEFICIALLY      COMMON
                    BENEFICIAL OWNER                         OWNED              OWNED           STOCK
                    ----------------                      ------------       ------------   -------------
PRINCIPAL STOCKHOLDERS:
Intermedia Communications Inc...........................   39,350,000(2)        100.0%          94.1%
  One Intermedia Way
  Tampa, Florida 33647
Massachusetts Financial Services Co.....................    2,514,013(3)         10.2%             *
  500 Boylston Street
  Boston, MA 02116
Oak Associates, LTD.....................................    2,109,000(4)          8.6%             *
  3875 Embassy Parkway
  Akron, OH 44333
Putnam Investments, LLC.................................    1,878,200(5)          7.6%             *
  One Post Office Square
  Boston, MA 02109
Capital Research & Management Co........................    1,805,000(6)          7.3%             *
  333 South Hope Street
  Los Angeles, CA 90071
Morgan Stanley Dean Witter & Co. .......................    1,602,533(7)          6.5%             *
  1585 Broadway
  New York, NY 10036
Microsoft Corporation...................................    1,263,494(8)          5.1%             *
  One Microsoft Way
  Redmond, Washington 98052
CPQ Holdings, Inc.(1)...................................    1,263,494(9)          5.1%             *
  20555 SH 249
  Houston, Texas 77070
DIRECTORS AND EXECUTIVE OFFICERS:
David C. Ruberg.........................................       21,875(10)           *              *
Mark K. Shull...........................................      218,750(10)           *              *
Nancy G. Faigen.........................................       75,000(10)           *              *
Rebecca Ward............................................      109,375(10)           *              *
Timothy M. Adams........................................       81,875(10)           *              *
Bryan T. Gernert........................................      106,705(10)           *              *
John C. Baker...........................................       26,667(10)           *              *
Philip A. Campbell......................................       26,667(10)           *              *
Richard A. Jalkut.......................................       26,667(10)           *              *
Robert M. Manning.......................................       21,875(10)           *              *
Jack E. Reich...........................................       31,667(11)           *              *
All directors and executive officers as a group (15
  persons)..............................................      584,518(12)         2.4%             *

---------------
  *  Less than 1%

 (1) CPQ Holdings, Inc. is a wholly-owned subsidiary of Compaq Computer Corporation.

 (2) These shares are owned by Intermedia through its indirect wholly-owned subsidiary, Intermedia Financial Company. As a result of the Intermedia - WorldCom Merger, WorldCom will beneficially own all of our Class B common stock and will have voting control of Digex. The merger is expected to be consummated in the second quarter of 2001.

 (3) Based upon information set forth in a Schedule 13G/A filed with the SEC on February 12, 2001. Massachusetts Financial Services Co. has sole voting power of 2,473,813 shares and sole dispositive power of all shares.

 (4) Based upon information set forth in a Schedule 13G filed with the SEC on February 13, 2001. Oak Associates, LTD. has sole voting power and shared dispositive power of all shares.

 (5) Based upon information set forth in a Schedule 13G filed with the SEC on February 15, 2001. Putnam Investments, LLC has shared voting power of 5,800 shares and shared dispositive power of all shares.

 (6) Based upon information set forth in a Schedule 13G/A filed with the SEC on February 13, 2001.

 (7) Based upon information set forth in a Schedule 13G/A filed with the SEC on February 7, 2001. Morgan Stanley Dean Witter & Co. has shared voting power of 1,594,633 shares and shared dispositive power of all shares.

 (8) Based upon information set forth in a Schedule 13G filed with the SEC on January 21, 2000. Consists of 730,994 shares of Class A common stock issuable upon conversion of shares of Series A Preferred Stock and 532,500 shares of Class A common stock issuable upon exercise of presently exercisable warrants.

 (9) Based upon information set forth in a Schedule 13G filed with the SEC on January 24, 2000. Consists of 730,994 shares of Class A common stock issuable upon conversion of shares of Series A Preferred Stock and 532,500 shares of Class A common stock issuable upon exercise of presently exercisable warrants.

(10) Constitutes shares subject to options exercisable as of March 31, 2001 or within 60 days thereafter.

(11) Includes 5,000 shares of Class A common stock and 26,667 shares subject to options exercisable as of March 31, 2001 or within 60 days thereafter.

(12) Includes 5,350 shares of Class A common stock and 579,168 shares subject to options exercisable as of March 31, 2001 or within 60 days thereafter.

INTERMEDIA

     The following table provides information regarding:

          (i) those persons or groups known to us to be the beneficial owners of more than five percent of the common stock of our parent, Intermedia;

          (ii) beneficial ownership of common stock of our parent, Intermedia, by each of our directors and named executive officers, as of December 31, 2000; and

          (iii) beneficial ownership of common stock of our parent, Intermedia, by all of our directors and executive officers as a group, as of December 31, 2000.

     The percentage of Intermedia common stock beneficially owned was calculated based on 55,138,703 shares outstanding on December 31, 2000.

                                                                                 PERCENTAGE OF
                                                               NUMBER OF          INTERMEDIA
                                                                 SHARES          COMMON STOCK
                                                              BENEFICIALLY       BENEFICIALLY
                      BENEFICIAL OWNER                           OWNED               OWNED
                      ----------------                        ------------       -------------
ICI Ventures LLC............................................   7,859,329(1)          12.6%
  c/o Kohlberg Kravis Roberts & Co., L.P.
  9 West 57th Street
  New York, NY 10019
Massachusetts Financial Services Corp.......................   4,540,542(2)           7.3%
  500 Boylston Street
  Boston, MA 02116

                                                                                 PERCENTAGE OF
                                                               NUMBER OF          INTERMEDIA
                                                                 SHARES          COMMON STOCK
                                                              BENEFICIALLY       BENEFICIALLY
                      BENEFICIAL OWNER                           OWNED               OWNED
                      ----------------                        ------------       -------------
DIRECTORS AND EXECUTIVE OFFICERS OF DIGEX:
David C. Ruberg.............................................   1,245,676(3)           2.3%
Mark K. Shull...............................................      31,667(4)             *
Nancy G. Faigen.............................................      43,334(5)             *
Rebecca Ward................................................      15,833(6)             *
Bryan T. Gernert............................................      32,348(7)             *
Timothy M. Adams............................................          --               --
John C. Baker...............................................      84,228(8)             *
Philip A. Campbell..........................................      30,000(9)             *
Richard A. Jalkut...........................................          --               --
Robert M. Manning...........................................     400,565(10)            *
Jack E. Reich...............................................         500(11)            *
All directors and executive officers as a group (15
  persons)..................................................   1,813,581(12)          3.3%

---------------
  *  Less than 1%

 (1) Consists of 5,555,556 shares of Intermedia common stock issuable upon conversion of shares of Series G Junior Convertible Participating Preferred Stock, 2,000,000 shares of Intermedia common stock issuable upon exercise of presently exercisable warrants and 303,773 Intermedia common shares owned. ICI Ventures is a limited liability company of which KKR 1996 Fund L.P. is the managing member. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, and Johannes Huth. Mr. Greene is a director of Intermedia. Each of the individuals who are members of KKR 1996 GP L.L.C. may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaim beneficial ownership. Mr. Alexander Navab, Jr., a director of Intermedia, is also a director of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Navab disclaims that he is the beneficial owner of securities beneficially owned by KKR Associates 1996 L.P. KKR Partners II, L.P. owns less than a 4% membership interest in ICI Ventures LLC.

 (2) Based upon information set forth in a Schedule 13G filed with the SEC on February 14, 2001.

 (3) Includes 186,216 shares of common stock, 62,784 shares subject to certain vesting requirements and 996,676 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 693,324 shares subject to options that are not exercisable within 60 days of December 31, 2000.

 (4) Includes 31,667 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 68,333 shares subject to options that are not exercisable within 60 days of December 31, 2000.

 (5) Includes 43,334 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 56,666 shares subject to options that are not exercisable within 60 days of December 31, 2000.

 (6) Includes 15,833 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 34,167 shares subject to options that are not exercisable within 60 days of December 31, 2000.

 (7) Includes 32,348 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. All exercisable options were exercised as of March 31, 2001.

 (8) Includes 54,228 shares of common stock and 30,000 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter.

 (9) Includes 30,000 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter.

(10) Includes 36,792 shares of common stock, 28,608 shares subject to certain vesting requirements and 335,165 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 357,665 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(11) Includes 500 shares of common stock.

(12) Includes 277,736 shares of common stock, 91,392 shares subject to certain vesting requirements and 1,444,453 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 1,156,093 shares subject to options that are not exercisable within 60 days of December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into several agreements with Intermedia, including the general and administrative services agreement, three network services agreements, and financing agreements. In addition, we have entered into agreements with Microsoft and Compaq, beneficial holders of more than 5% of Digex Class A common stock.

  GENERAL AND ADMINISTRATIVE SERVICES AGREEMENT

     On April 30, 1999, we entered into a general and administrative services agreement with Intermedia. Under the terms of this agreement, as amended to date, Intermedia provided Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, treasury, and information management services during 2000. This agreement has an initial term of two years and expires in April 2001. The charge for these services was $15.0 million in 2000.

     Intermedia has advised us that the fees payable by Digex to Intermedia under this agreement are intended to approximate Intermedia's estimated costs of providing the covered services to Digex. Because it is not practical to obtain quotes for all of these services from third parties, we cannot determine whether, and there can be no assurance that, the terms of this agreement are as favorable to us as would result from an arm's length negotiation with an unrelated third party.

  NETWORK SERVICES AGREEMENTS

     Pursuant to three network services agreements between Intermedia and Digex entered into in July 1999, Intermedia has been providing us with east and west coast Internet transit, Internet access and managed firewall services. These agreements have an initial term of two years and expire in July 2001. The charge for these services amounted to $5.0 million in 2000.

     The two Internet transit service agreements provide, among other things, that:

          - we will purchase, and Intermedia will provide us with, certain data transit capacity;

          - we will be treated as a most-favored customer entitled to rates and fees as low as those granted by Intermedia to any other customer purchasing substantially similar services;

          - the agreements will have an initial term of two years which will be automatically renewed for successive one year periods unless either we or Intermedia elects not to renew by giving 30-days prior notice;

          - Intermedia has made certain service level commitments to us covering both network availability and performance; and

          - if we do not renew the agreements for at least one renewal term, we will be liable to Intermedia for any termination charges assessed against Intermedia by local access providers for the early termination of local access circuits purchased by Intermedia for the provision of services to us.

     The managed firewall reseller agreement provided, among other things, for:

          - certain service level commitments covering both service availability and performance; and

          - continuous access by Intermedia to any equipment owned by Intermedia deployed at any of our facilities.

     We believe the terms of the network services agreements are at least as favorable to us as they would be under similar arrangements between Digex and an unrelated third party.

  ASSET MIGRATION AGREEMENT

     On June 1, 2000, we entered into an asset migration agreement with Intermedia. Under the terms of the agreement, we purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. In connection with the purchase of firewall-related assets from Intermedia, the managed firewall services agreement between Digex and Intermedia was terminated. We paid a purchase price of $4.5 million for the net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the asset migration agreement, we paid $0.9 million for Intermedia's support and consultation for the six months ended December 31, 2000.

  EXPENSE SHARING AND INDEMNITY ARRANGEMENTS

     On January 24, 2000, we agreed with Intermedia to allocate and pay the expenses of our February 2000 public offering, including any amounts arising from any indemnification or contribution obligations, in proportion to the number of shares of Class A common stock sold by us and by Intermedia. Expenses of $0.3 million were allocated to Digex in 2000 and were netted against offering proceeds.

  SALE OF TELECOMMUNICATIONS RELATED ASSETS TO INTERMEDIA

     We are subject to certain restrictions under the Intermedia indentures. Due to these restrictions, we were required to use all of the net proceeds of our equity offerings to purchase telecommunications related assets, in each case within 270 days of the offering. We entered into three Use of Proceeds Agreements with Intermedia on June 2, 1999, January 11, 2000, and January 24, 2000, respectively, to sell to Intermedia certain telecommunications related assets that were purchased by us with the net proceeds of certain offerings of Digex securities and the cash proceeds of the investments by Microsoft and Compaq. The assets were sold to Intermedia at Digex's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $33.7 million in 2000. These proceeds were unrestricted and used to fund our operating expenses. Net proceeds from the equity offerings were fully used as of December 31, 2000.

  GUARANTY AGREEMENT

     On October 31, 2000, Intermedia increased the commitments available to it under its revolving credit facility from $100.0 million to $350.0 million. As a subsidiary of Intermedia, we will be a limited guarantor under the credit facility to the greater of $90.0 million or the amounts borrowed by Digex. The credit facility is also fully guaranteed by WorldCom. At December 31, 2000, Intermedia had $113.0 million outstanding under its credit facility.

  SOFTWARE, EQUIPMENT AND SERVICES PURCHASED FROM MICROSOFT AND COMPAQ

     We have in the past purchased and expect to continue to purchase computer hardware, software and certain consulting services from both Microsoft and Compaq pursuant to certain arrangements negotiated prior to or in connection with the investment by Microsoft and Compaq in Digex. We purchased $2.7 million and $26.6 million (excluding $2.7 million of equipment credits) in 2000 for products and services provided by Microsoft and Compaq, respectively.

  REIMBURSEMENT OF LEGAL EXPENSES

     Richard Jalkut, Jack Reich and Mark Shull incurred legal fees and expenses of approximately $243,000 in the aggregate in 2000 in connection with litigation in which they were named as defendants in their capacities as directors of Digex (and in the case of Mr. Shull, an officer of Digex). We have reimbursed, or will reimburse them, for these fees and expenses.

  DIRECTOR COMPENSATION

     In 2000, aggregate fees of $76,000 each were payable to Richard Jalkut and Jack Reich for their services as directors of Digex (including the annual fee and fees for attending meetings, including meetings of the special committee of the board of directors).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2001

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

                  SIGNATURE                                   TITLE                     DATE
                  ---------                                   -----                     ----
PRINCIPAL EXECUTIVE OFFICER:

              /s/ MARK K. SHULL                   Director, President and Chief    April 27, 2001
----------------------------------------------      Executive Officer
                Mark K. Shull

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

             /s/ TIMOTHY M. ADAMS                 Chief Financial Officer          April 27, 2001
----------------------------------------------
               Timothy M. Adams

            /s/ T. SCOTT ZIMMERMAN                Vice President and Controller    April 27, 2001
----------------------------------------------
              T. Scott Zimmerman

DIRECTORS:

             /s/ DAVID C. RUBERG                  Chairman of the Board            April 27, 2001
----------------------------------------------
               David C. Ruberg

              /s/ JOHN C. BAKER                   Director                         April 27, 2001
----------------------------------------------
                John C. Baker

            /s/ PHILIP A. CAMPBELL                Director                         April 27, 2001
----------------------------------------------
              Philip A. Campbell

            /s/ RICHARD A. JALKUT                 Director                         April 27, 2001
----------------------------------------------
              Richard A. Jalkut

            /s/ ROBERT M. MANNING                 Director                         April 27, 2001
----------------------------------------------
              Robert M. Manning

              /s/ JACK E. REICH                   Director                         April 27, 2001
----------------------------------------------
                Jack E. Reich