Form 10-Q
period 2001-03-31
DIGEX INC/DE
filed 2001-05-15
CIK 1085098

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                                 (240) 264-2000
                                Telephone Number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of April 30, 2001, there were 24,711,090 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                    PART I. FINANCIAL INFORMATION

ITEM      Financial Statements (Unaudited):
  1.
          Consolidated Statements of Operations --
              Three months ended March 31, 2001 and 2000..............    1
          Consolidated Balance Sheets --
              March 31, 2001 and December 31, 2000....................    2
          Consolidated Statements of Cash Flows --
              Three months ended March 31, 2001 and 2000..............    3
          Notes to Consolidated Financial Statements..................    4
ITEM      Management's Discussion and Analysis of Financial Condition
  2.        and Results of Operations.................................    8
ITEM      Quantitative and Qualitative Disclosures about Market
  3.        Risk......................................................   14

                      PART II. OTHER INFORMATION

ITEM      Legal Proceedings...........................................   15
  1.
ITEM      Changes in Securities and Use of Proceeds...................   15
  2.
ITEM      Defaults Upon Senior Securities.............................   15
  3.
ITEM      Submission of Matters to a Vote of Security Holders.........   15
  4.
ITEM      Other Information...........................................   15
  5.
ITEM      Exhibits and Reports on Form 8-K............................   16
  6.
SIGNATURES............................................................   17

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  DIGEX, INCORPORATED

                         CONSOLIDATED STATEMENTS OF OPERATIONS
           UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Revenues....................................................  $    53,052   $    25,796
Costs and expenses:
  Cost of operations........................................        5,156         3,940
  Cost of services..........................................       24,545        10,488
  Selling, general and administrative.......................       37,180        26,575
  Deferred compensation.....................................        1,072           994
  Depreciation and amortization.............................       28,887        12,571
                                                              -----------   -----------
Total costs and expenses....................................       96,840        54,568
                                                              -----------   -----------
Loss from operations........................................      (43,788)      (28,772)
Other income (expense):
  Interest expense..........................................         (698)         (443)
  Interest and other income.................................          267         3,500
                                                              -----------   -----------
Loss before cumulative effect of change in accounting
  principle.................................................      (44,219)      (25,715)
Cumulative effect of change in accounting principle.........           --          (166)
                                                              -----------   -----------
Net loss....................................................  $   (44,219)  $   (25,881)
                                                              ===========   ===========
LOSS PER COMMON SHARE -- BASIC AND DILUTED:
Loss before cumulative effect of change in accounting
  principle.................................................  $     (0.69)  $     (0.41)
Cumulative effect of change in accounting principle.........           --            --
                                                              -----------   -----------
Net loss per common share...................................  $     (0.69)  $     (0.41)
                                                              ===========   ===========
Shares used in computing basic and diluted net loss per
  share.....................................................   63,951,087    62,620,879
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
           UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 33,849      $ 83,434
  Restricted investments....................................     2,000         2,000
  Accounts receivable, net of allowance of $4,956 in 2001
     and $4,741 in 2000, respectively.......................    41,096        42,201
  Deferred costs............................................     8,686         8,627
  Prepaid expenses and other current assets.................     6,665         7,492
                                                              --------      --------
          Total current assets..............................    92,296       143,754
                                                              --------      --------
Property and equipment, net.................................   351,697       348,975
Intangible assets, net......................................    22,224        23,222
Other assets................................................     4,247         5,100
                                                              --------      --------
          Total assets......................................  $470,464      $521,051
                                                              ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 46,813      $ 59,455
  Current portion of deferred revenue.......................     8,222         7,734
  Current portion of note payable...........................     4,235         2,772
  Current portion of capital lease obligations..............     1,969         1,871
                                                              --------      --------
          Total current liabilities.........................    61,239        71,832
Deferred revenue............................................     3,157         4,025
Note payable................................................     3,000         1,435
Capital lease obligations...................................    26,674        27,131
                                                              --------      --------
          Total liabilities.................................    94,070       104,423
                                                              --------      --------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; 100,000 shares designated as Series A
     Convertible; 100,000 Series A Convertible shares issued
     and outstanding........................................         1             1
  Class A common stock, $.01 par value; 100,000,000 shares
     authorized; 24,624,090 and 24,546,543 shares issued and
     outstanding in 2001 and 2000, respectively.............       246           245
  Class B common stock, $.01 par value; 50,000,000 shares
     authorized; 39,350,000 issued and outstanding in 2001
     and 2000, respectively.................................       394           394
  Additional capital........................................   624,183       622,036
  Accumulated deficit.......................................  (240,088)     (195,869)
  Deferred compensation.....................................    (8,219)      (10,141)
  Accumulated other comprehensive loss......................      (123)          (38)
                                                              --------      --------
          Total stockholders' equity........................   376,394       416,628
                                                              --------      --------
          Total liabilities and stockholders' equity........  $470,464      $521,051
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED (AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(44,219)  $(25,881)
  Cumulative effect of change in accounting principle.......        --        166
                                                              --------   --------
  Loss before cumulative effect of change in accounting
     principle..............................................   (44,219)   (25,715)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................    28,887     12,571
     Provision for doubtful accounts........................     2,898      1,990
     Amortization of deferred compensation..................     1,072        994
     Loss on sale/ disposals of telecommunications
      equipment.............................................       602        196
     Accretion of interest on note payable and capital lease
      obligations...........................................        28        230
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (1,793)    (7,725)
     Deferred costs.........................................       (59)    (7,225)
     Prepaid expenses and other current assets..............       827      5,189
     Other assets...........................................       853       (151)
     Accounts payable and accrued expenses..................   (12,642)   (15,613)
     Deferred revenue.......................................      (380)     7,128
                                                              --------   --------
  Net cash used in operating activities.....................   (23,926)   (28,131)
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (29,380)   (33,847)
  Proceeds from sale of telecommunication assets............       254         --
                                                              --------   --------
  Net cash used in investing activities.....................   (29,126)   (33,847)
FINANCING ACTIVITIES:
  Proceeds from subsequent public offering, net of costs....        --    171,675
  Proceeds from issuance of preferred stock.................        --     85,000
  Proceeds from issuance of note payable....................     3,000         --
  Proceeds from exercise of common stock options............     1,009         --
  Principal payments on note payable and capital lease
     obligations............................................      (457)      (135)
                                                              --------   --------
  Net cash provided by financing activities.................     3,552    256,540
  Effect of exchange rate on cash and cash equivalents......       (85)        --
  Net (decrease) increase in cash and cash equivalents......   (49,585)   194,562
  Cash and cash equivalents at beginning of the period......    83,434     88,778
                                                              --------   --------
  Cash and cash equivalents at end of period................  $ 33,849   $283,340
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases....................  $     98   $     --
  Interest paid.............................................       641        443

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by Digex, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 2000.

     The accompanying unaudited consolidated financial statements include the accounts of Digex and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

  Change in Accounting Principle

     Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months). Accordingly, the consolidated statement of operations for the first quarter of 2000 has been restated to reflect the accounting change.

     For the quarter ended March 31, 2001, Digex recognized revenue of $2.6 million that was recorded as deferred revenue as of December 31, 2000. With the adoption of SAB 101, there was no economic impact to Digex's business operations or cash flows. There was also no material effect to Digex's consolidated financial statements.

  Recent Accounting Pronouncements

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. With the adoption of SFAS No. 133, as amended, effective January 1, 2001, there is no effect on Digex's consolidated financial statements as it has not entered into any derivative contracts.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

2. PROPOSED INTERMEDIA -- WORLDCOM MERGER

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("WorldCom") whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom (the "Intermedia -- WorldCom Merger). As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex and will have voting control of Digex. On May 14, 2001, WorldCom and Intermedia entered into the second amendment to the original merger agreement to make certain technical changes to the amended merger agreement in connection with completing the merger. WorldCom and Intermedia also agreed that if the conditions in the amended merger agreement are timely satisfied or waived, the closing of the merger would become effective on July 1, 2001.

     On March 1, 2001, Digex and certain subsidiaries of WorldCom entered into four commercial agreements. The principal terms of the four commercial agreements are generally described as follows:

     -- Sales Channel Agreement.  Under this agreement, effective January 1,
        2001, WorldCom will purchase Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel.

     -- Funding Agreement.  After the completion of the Intermedia -- WorldCom
        Merger, WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002. The loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. Nothing in the funding agreement would prevent Digex from seeking replacement funding from other sources. The funding arrangement is subject to the negotiation of a definitive funding agreement and the approval of the 2001 and 2002 business plans by WorldCom, each of which is expected to occur prior to the completion of the Intermedia -- WorldCom Merger.

     -- Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex will be built in several WorldCom data centers in the United States and around the world. Digex will lease space from WorldCom at these data centers based on customer demand.

     -- Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities.

     As described above, Digex has entered into a series of commercial arrangements with WorldCom. These agreements are subject to termination if, among other things, the Intermedia -- WorldCom Merger is not completed prior to December 31, 2001. The completion of the Intermedia -- WorldCom Merger is subject to a number of conditions. While Digex believes it is probable the Intermedia -- WorldCom Merger will close, if for any reason it does not, Digex might no longer have the benefit of the WorldCom commercial agreements or the funding to be made available by WorldCom for its 2001 and 2002 business plans. In addition, if the Intermedia -- WorldCom Merger did not close, Intermedia would no longer be able to borrow under its existing credit facility or note purchase agreement with WorldCom and would unlikely be able to provide Digex with any additional funding for working capital needs, operating losses or capital expenditure requirements.

     Digex expects to continue experiencing negative cash flow from operating and investing activities due to its plans for expansion and the growth of the business. If necessary, Digex intends to draw on a vendor line of credit of up to $25.0 million, pursuant to the master lease and financing agreement, to facilitate the leasing of computer hardware and software in the future. Digex will also use the proceeds of $3.3 million in loans from

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

the State of Maryland and Prince George's County to finance a portion of the cost of acquiring equipment and construction at its headquarter facilities in Laurel, Maryland.

     In the event the Intermedia -- WorldCom Merger does not close, Digex's intention would be to access the capital markets for its necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes Digex will have access to sufficient funding to continue its business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002. However, there can be no assurance that such financing would be available to Digex or, if available, that the terms would be as favorable to Digex as those that would be available if the Intermedia -- WorldCom Merger were to close.

3. COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive losses (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net loss applicable to common stockholders..................  $(44,219)  $(25,715)
                                                              --------   --------
Other comprehensive loss:
  Foreign currency translation adjustments..................       (85)        --
                                                              --------   --------
Comprehensive loss applicable to common stockholders........  $(44,304)  $(25,715)
                                                              ========   ========

4. COMMITMENTS

     In January 2001, Digex received proceeds for a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if Digex meets certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by Digex.

     In March 2001, Digex entered into a master lease and financing agreement with a vendor for a line of credit of up to $25.0 million to facilitate the leasing of computer hardware and software in the future. The initial term of the associated schedules will range from 24 to 36 months. Digex will have an option to purchase the equipment at the end of the initial lease term.

5. RELATED PARTY AGREEMENTS

     On April 30, 1999, Digex entered into a general and administrative services agreement with Intermedia which expired on April 1, 2001. Under the terms of this agreement, as amended to date, Intermedia provided Digex with treasury services in the first quarter of 2001. The charge for these services was minimal for the three months ended March 31, 2001.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

     Under the terms of the network services agreements with Intermedia, which expire in July 2001, Intermedia provides Digex with east and west coast Internet transit and Internet access. The charges for the Internet transit and access services amounted to $1.3 million for the three months ended March 31, 2001.

6. CONTINGENCIES

     On February 15, 2001, a memorandum of understanding was executed on behalf of all interested parties in the consolidated shareholder derivative and class action suit, setting forth an agreement in principle providing for the settlement of all actions in their entirety. Pursuant to the settlement, WorldCom will make a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders upon the closing of the Intermedia -- WorldCom Merger. One half of the settlement fund net of plaintiffs' attorneys fees will be distributed to record holders of Digex common stock on September 1, 2000. The balance of the settlement fund net of attorneys' fees will be paid to record holders of Digex stock at the time of the consummation of the merger. Neither Intermedia nor its affiliates will be entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action will also be paid out of that settlement fund. In connection with the settlement, WorldCom will reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement will make Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

     On April 6, 2001, the Court approved of the final settlement of the suit at the settlement hearing held in the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court's approval of the settlement expired with no appeals having been filed. The settlement is contingent upon a number of events occurring, including the consummation of the Intermedia -- WorldCom Merger. In the event that the merger does not occur or the other terms of the settlement are not fulfilled, the plaintiffs to the lawsuits may seek to have the order and settlement set aside and have the lawsuits reinstated. Digex does not expect to incur any future liability from the outcome of this litigation.

     Digex also does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's results of operations, cash flows, or financial position.

7. SUBSEQUENT EVENTS

     In April 2001, Digex received proceeds for a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in Digex's Form 10-K, as filed with the SEC on April 2, 2001.

OVERVIEW

     We are a leading provider of managed Web and application hosting services to businesses operating mission-critical, multi-functional Web sites. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 600 customers. As of March 31, 2001, we managed approximately 4,107 Windows- and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States and in Europe. We believe our singular focus on delivering mission-critical Web site and application hosting solutions has been the major contributor to our growth.

     In March 2001, as part of the settlement of shareholder litigation, we entered into certain commercial agreements with WorldCom. Through the sales channel agreement, WorldCom has commenced reselling our portfolio of managed Web hosting products. If we satisfy certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. We share costs and profits generated from the WorldCom sales channel with WorldCom. In November 2000, WorldCom announced the immediate U.S. availability of an expanded global Web hosting product suite to include high-end managed hosting services through arrangements with us. We also utilize WorldCom's sales force to enhance our global presence.

     Through our facilities agreement with WorldCom, we have commenced building managed Web hosting facilities in existing WorldCom data centers in the United States and around the world. We will lease space from WorldCom at these data centers based on customer demand. These hosting facilities will be patterned after our facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001.

     Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed Web hosting activities. Through the arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence.

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

     Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, provision for doubtful accounts, research and development costs and other miscellaneous expenses. We expect selling, general and administrative expenses to increase in dollar amount and to decline as a percentage of revenue over time.

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

PLAN OF OPERATION

     We plan to expand our Web and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and Web-enabled business applications. In the fourth quarter of 1999, we opened our state-of-the-art data centers on the east and west coasts of the United States. Our first international data center, located in London, became operational in July 2000. We anticipate that these data centers, when operating at full capacity, will support servers generating in excess of $800.0 million in annualized revenue. We believe that the new data centers in the United States and those we continue to develop internationally will place us in a stronger competitive position to successfully provide outsourced solutions of scalable managed Web and application hosting solutions. We also offer value-added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

     Our commercial agreements with WorldCom allows us to purchase bandwidth and connectivity from WorldCom in the United States and around the world to support our managed Web hosting activities. Through the arrangements, we were able to connect our Internet data centers in the U.S. to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence.

RESULTS OF OPERATIONS

     The following table presents certain information derived from our consolidated statements of operations for the three months ended March 31, 2001 and 2000, expressed as a percentage of revenue.

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----   ------
Revenues....................................................  100.0%   100.0%
Costs and expenses:
     Cost of operations.....................................    9.7     15.3
     Cost of services.......................................   46.3     40.7
     Selling, general and administrative....................   70.1    103.0
     Deferred compensation..................................    2.0      3.9
     Depreciation and amortization..........................   54.5     48.7
                                                              -----   ------
          Total costs and expenses..........................  182.5    211.5
                                                              -----   ------
Loss from operations........................................  (82.5)  (111.5)
Other income (expense):
     Interest expense.......................................   (1.3)    (1.7)
     Interest and other income..............................    0.5     13.6
                                                              -----   ------
Loss before cumulative effect of change in accounting
  principle.................................................  (83.4)   (99.7)
Cumulative effect of change in accounting principle.........     --     (0.6)
                                                              -----   ------
Net loss....................................................  (83.4)  (100.3)
                                                              =====   ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

  Revenue

     Total revenue increased 105.7% to $53.1 million for the first quarter of 2001 compared to $25.8 million for the same period in 2000. The increase in revenue was due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server in the first quarter of $4,249 in 2001 compared to $3,293 for the same period in 2000. Our installed base of servers increased 41.1% to 4,107 at the end of the first quarter of 2001 from 2,911 at the end of the first quarter of 2000.

  Cost of Operations

     Cost of operations increased 30.9% to $5.2 million for the first quarter of 2001 compared to $3.9 million for the same period in 2000. The increase was due to additional network costs resulting from our expanded customer base and increase in service offerings. As a percentage of revenue, cost of operations decreased to 9.7% for the first quarter of 2001 compared to 15.3% for the same period in 2000 as a result of improved network utilization.

  Cost of Services

     Cost of services increased 134.0% to $24.5 million for the first quarter of 2001 compared to $10.5 million for the same period in 2000. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 46.3% in 2001 compared to 40.7% in 2000.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 39.9% to $37.2 million for the first quarter of 2001 compared to $26.6 million for the same period in 2000. Through 2001, as part of our growth strategy, we continued to build our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2001 included the costs associated with an increased employee base, advertising campaigns, rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable, research and development costs and the addition of key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the managed Web and application hosting industry. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 70.1% in 2001 compared to 103.0% in 2000 due primarily to revenue growth and because the selling portion of the selling, general and administrative cost is fixed, expenses will not increase proportionally according to revenue.

  Deferred Compensation

     Deferred compensation expense increased 7.8% to $1.1 million in 2001 compared to $1.0 million in 2000. The increase was primarily due to increases in stock options granted to certain employees at exercise prices below market value since March 31, 2000. As of March 31, 2001 and 2000, respectively, we recorded approximately $18.7 million and $16.0 million of deferred compensation (excluding forfeitures), a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 129.8% to $28.9 million in 2001 compared to $12.6 million in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since March 31, 2000. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000 and capital leases for vehicles in the fourth quarter of 2000 and in 2001, which also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges though 2001 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

  Interest Expense

     Interest expense increased 57.6% to $0.7 million in 2001 compared to $0.4 million in 2000. The increase resulted from the capital lease for our new corporate headquarters facility entered into during the third quarter of 2000, capital leases for vehicles entered into during the fourth quarter of 2000, and additional capital leases for vehicles and accrued interest under the $3.0 million loan in the first quarter of 2001.

  Interest and Other Income

     Interest and other income decreased 92.4% to $0.3 million in 2001 compared to $3.5 million in 2000. The decrease resulted principally from interest earned on the remaining cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq and exercised stock options in 2000. Cash proceeds from the initial and subsequent equity offerings were depleted as of December 31, 2000.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, decreased 9.1% to $(13.8) million in 2001 compared to $(15.2) million in 2000. The change is primarily attributable to costs associated with our growth strategy. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $23.9 million and $28.1 million during the three months ended March 31, 2001 and 2000, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

     Net cash used for investing activities during the three months ended March 31, 2001 and 2000 was $29.1 million and $33.8 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, computers, and other equipment. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

     On October 31, 2000, Intermedia increased the commitments available to it under its revolving credit facility from $100.0 million to $350.0 million. The credit facility is fully guaranteed by WorldCom. As a subsidiary of Intermedia, we are a limited guarantor under the credit facility to the greater of $90.0 million or the amounts borrowed by Digex. Through Intermedia, we expect to have access to the proceeds available under the revolving credit facility to fund a portion of our capital expenditures as liquidity needs arise consistent with our projections. At March 31, 2001, Intermedia had $191.0 million outstanding under its credit facility. None of the borrowings were for Digex.

     On October 31, 2000, Intermedia also entered into a note purchase agreement with WorldCom. Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Through Intermedia, we expect the proceeds from these financings will be available to fund our operations, working capital needs and capital expenditures as liquidity needs arise. Intermedia had $31.0 million outstanding under these financings as of March 31, 2001. None of the borrowings were for Digex.

     In January 2001, we received proceeds for a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if we meet certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by us.

     In April 2001, we received proceeds for a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

     We will use the proceeds from these loans to finance a portion of the cost of acquiring equipment and construction at our headquarter facilities in Laurel, Maryland. Subject to the terms of the loan agreements and the approval by the State of Maryland and/or Prince George's County, on or after January 1, 2005, we may be eligible for an additional loan of $1.0 million under the Sunny Day Fund initiative from the State of Maryland and/or $100,000 from Prince George's County to finance a portion of the cost of acquiring equipment and constructing facilities within Prince George's County, Maryland.

     In March 2001, we entered into a master lease and financing agreement with a vendor for a line of credit of up to $25.0 million to facilitate the leasing of computer hardware and software in the future. The initial term of the associated schedules will range from 24 to 36 months. We will have an option to purchase the equipment at the end of the initial lease term.

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of our capital stock and will have voting control of us. The merger is expected to be completed on July 1, 2001, subject to the satisfaction or waiver of the various conditions to completion of the merger.

     After the anticipated closing of the Intermedia -- WorldCom Merger, WorldCom has agreed that it will provide funding to us for the performance of our 2001 and 2002 business plans as approved by the Digex and WorldCom boards of directors. Such funding will bear interest at a rate equal to LIBOR plus 300 basis points and will be repayable over a four-year period commencing in 2003. The terms of such funding are expected to contain conditions to borrowing, covenants and other terms that have not yet been negotiated but could restrict our access to the availability to such funds. Nothing in the funding agreement would prevent us from seeking replacement funding from other sources. Any changes to our business plans that requires increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, increase our employee base, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. With our existing cash resources and financing available from Intermedia, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into mid 2001. Upon depletion of these financing sources, we intend to rely on WorldCom for funding. In the event the Intermedia -- WorldCom Merger does not close, our intention would be to access the capital markets for our necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes we will have access to the capital markets to obtain sufficient funding to continue our business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002. See "Risk Factors -- The failure of the Intermedia -- WorldCom Merger to close would adversely impact us" in our Form 10-K for the year ended December 31, 2000 as filed with the SEC on April 2, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. With the adoption of SFAS No. 133, as amended, effective January 1, 2001, there is no effect on our consolidated financial statements as we have not entered into any derivative contracts.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. This report includes forward-looking statements, which could differ from actual results. See "Risk Factors" in our Form 10-K for the year ended December 31, 2000 as filed with the SEC on April 2, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No changes.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The legal proceedings discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1, above, are hereby incorporated by reference herein. We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     NUMBER                                EXHIBIT
     ------                                -------
      3.1        -- Certificate of Incorporation of Digex, as amended.
                    Incorporated herein by reference from Digex's Form 10-Q
                    (File No. 000-26873) filed with the SEC on September 13,
                    1999.
      3.2        -- By-laws of Digex. Incorporated herein by reference from
                    Digex's Form 10-Q (File No. 000-26873) filed with the SEC
                    on May 12, 2000.
      3.3        -- Certificate of Designation for the Series A Preferred
                    Stock. Incorporated herein by reference from Digex's
                    registration statement on Form S-1 (File No. 333-94879)
                    filed with the SEC on January 18, 2000.
      3.4        -- Proposed Amendment to the Certificate of Incorporation.
                    Incorporated herein by reference from Digex's Form 8-K
                    (File No. 000-26873) filed with the SEC on February 15,
                    2001.
     10.1        -- Master Channel Agreement between Digex and MCI WorldCom
                    Network Services, Inc., dated as of January 1, 2001.*
     10.2        -- Master Facilities Agreement between Digex and MCI
                    WorldCom Network Services, Inc., dated as of January 1,
                    2001.*
     10.3        -- Stipulation of Settlement between all parties to the
                    consolidated action entitled In Re: Digex, Inc.
                    Shareholders Litigation, Consolidated Civil Action No.
                    18336 NC pending in the Court of Chancery of the State of
                    Delaware, Richard A. Jalkut, Jack E. Reich, and Mark K.
                    Shull, dated as of March 2, 2001.*

---------------
        * Incorporated herein by reference from Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

     (b) Reports on Form 8-K

          The following reports on Form 8-K of Digex were filed during the first quarter of 2001:

          Digex filed a Current Report on Form 8-K, dated February 2, 2001, reporting under Item 5 the issuance of a press release discussing Digex's fourth quarter and year 2000 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated February 16, 2001, reporting under Item 5 the issuance of a press release announcing the proposed settlement of the consolidated shareholder class action suit arising out of WorldCom's planned acquisition of a controlling interest in Digex through a merger with Intermedia. Digex also reported under Item 7 the filing of the Memorandum of Understanding and press release as exhibits to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated February 20, 2001, reporting under Item 9 Regulation FD Disclosure the conference call for analysts, investors, and other interested parties to discuss the announcement of the proposed settlement of the consolidated shareholder class action suit. Digex also reported under Item 7 the filing of the conference call transcript as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated March 5, 2001, reporting under Item 5 the execution of a definitive Stipulation of Settlement to settle all claims related to the consolidated shareholder class action suit. Digex also reported under Item 7 the filing of the court order and final judgment, stipulation of settlement, scheduling order, notice of proposed settlement, master channel and master facilities agreements dated January 1, 2001 between Digex and MCI WorldCom Network Services as exhibits to the Form 8-K.

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

Dated: May 15, 2001