Form 10-Q
period 2001-06-30
DIGEX INC/DE
filed 2001-08-14
CIK 1085098

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

                      For the Quarter Ended June 30, 2001

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

                                 (240) 264-2000
                                Telephone Number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of July 31, 2001, there were 24,788,466 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                    PART I. FINANCIAL INFORMATION

ITEM      Financial Statements (Unaudited):
  1.
          Consolidated Statements of Operations --
              Three and six months ended June 30, 2001 and 2000.......    1
          Consolidated Balance Sheets --
              June 30, 2001 and December 31, 2000.....................    2
          Consolidated Statements of Cash Flows --
              Six months ended June 30, 2001 and 2000.................    3
          Notes to Consolidated Financial Statements..................    4
ITEM      Management's Discussion and Analysis of Financial Condition
  2.        and Results of Operations.................................    9
ITEM      Quantitative and Qualitative Disclosures about Market
  3.        Risk......................................................   17

                      PART II. OTHER INFORMATION

ITEM      Legal Proceedings...........................................   18
  1.
ITEM      Changes in Securities and Use of Proceeds...................   18
  2.
ITEM      Defaults Upon Senior Securities.............................   18
  3.
ITEM      Submission of Matters to a Vote of Security Holders.........   18
  4.
ITEM      Other Information...........................................   18
  5.
ITEM      Exhibits and Reports on Form 8-K............................   18
  6.
SIGNATURES............................................................   19

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Revenues..................................  $    53,791   $    40,368   $   106,843   $    66,164
Costs and expenses:
     Cost of operations...................        4,375         9,098         9,531        13,038
     Cost of services.....................       26,455        16,055        51,000        26,543
     Selling, general and
       administrative.....................       36,606        34,195        73,786        60,770
     Deferred compensation................          734           996         1,806         1,990
     Depreciation and amortization........       32,149        17,981        61,036        30,552
                                            -----------   -----------   -----------   -----------
Total costs and expenses..................      100,319        78,325       197,159       132,893
                                            -----------   -----------   -----------   -----------
Loss from operations......................      (46,528)      (37,957)      (90,316)      (66,729)
Other income (expense):
     Interest expense.....................         (739)         (429)       (1,445)         (872)
     Interest income and other............          (56)        3,901           219         7,401
                                            -----------   -----------   -----------   -----------
Loss before cumulative effect of change in
  accounting principle....................      (47,323)      (34,485)      (91,542)      (60,200)
Cumulative effect of change in accounting
  principle...............................           --            --            --          (166)
                                            -----------   -----------   -----------   -----------
Net loss..................................  $   (47,323)      (34,485)      (91,542)      (60,366)
                                            ===========   ===========   ===========   ===========
LOSS PER COMMON SHARE -- BASIC AND
  DILUTED:
Loss before cumulative effect of change in
  accounting principle....................  $     (0.74)  $     (0.54)  $     (1.43)  $     (0.95)
Cumulative effect of change in accounting
  principle...............................           --            --            --         (0.01)
                                            -----------   -----------   -----------   -----------
Net loss per common share.................  $     (0.74)  $     (0.54)  $     (1.43)  $     (0.96)
                                            ===========   ===========   ===========   ===========
Shares used in computing basic and diluted
  net loss per share......................   64,075,828    63,503,516    64,013,802    63,062,198
                                            ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................   $  14,730     $  83,434
  Restricted investments....................................       3,158         2,000
  Accounts receivable, net of allowance of $4,978 in 2001
     and $4,741 in 2000, respectively.......................      41,068        42,201
  Due from Intermedia.......................................          --            40
  Deferred costs............................................       7,685         8,627
  Prepaid expenses and other current assets.................       7,122         7,452
                                                               ---------     ---------
          Total current assets..............................      73,763       143,754
Property and equipment, net.................................     355,557       348,975
Intangible assets, net......................................      21,226        23,222
Other assets................................................       3,279         5,100
                                                               ---------     ---------
          Total assets......................................   $ 453,825     $ 521,051
                                                               =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $  58,254     $  59,455
  Current portion of deferred revenue.......................       7,032         7,734
  Current portion of notes payable..........................       4,317         2,772
  Current portion of capital lease obligations..............       2,032         1,871
  Due to Intermedia.........................................       5,614            --
  Note payable to Intermedia................................      12,000            --
                                                               ---------     ---------
          Total current liabilities.........................      89,249        71,832
Deferred revenue............................................       2,565         4,025
Notes payable...............................................       3,236         1,435
Capital lease obligations...................................      27,343        27,131
                                                               ---------     ---------
          Total liabilities.................................     122,393       104,423
                                                               ---------     ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; 100,000 shares designated as Series A
     Convertible; 100,000 Series A Convertible shares issued
     and outstanding........................................           1             1
  Class A common stock, $.01 par value; 100,000,000 shares
     authorized; 24,788,466 and 24,546,543 shares issued and
     outstanding in 2001 and 2000, respectively.............         248           245
  Class B common stock, $.01 par value; 50,000,000 shares
     authorized; 39,350,000 issued and outstanding in 2001
     and 2000, respectively.................................         394           394
  Additional capital........................................     624,479       622,036
  Accumulated deficit.......................................    (287,411)     (195,869)
  Deferred compensation.....................................      (6,035)      (10,141)
  Accumulated other comprehensive loss......................        (244)          (38)
                                                               ---------     ---------
          Total stockholders' equity........................     331,432       416,628
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $ 453,825     $ 521,051
                                                               =========     =========

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED (AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (91,542)  $ (60,366)
  Cumulative effect of change in accounting principle.......         --         166
                                                              ---------   ---------
  Loss before cumulative effect of change in accounting
     principle..............................................    (91,542)    (60,200)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     61,036      30,552
     Provision for doubtful accounts........................      7,499       2,953
     Amortization of deferred compensation..................      1,806       2,026
     Loss on sale/ disposals of telecommunications
      equipment.............................................        854         313
     Accretion of interest on note payable and capital lease
      obligations...........................................         56         312
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (6,366)    (17,284)
     Deferred costs.........................................        942      (9,021)
     Prepaid expenses and other current assets..............        330      (3,867)
     Other assets...........................................      1,407        (317)
     Accounts payable and accrued expenses..................     (1,201)        (28)
     Deferred revenue.......................................     (2,162)      8,928
     Due to (from) Intermedia...............................      5,654       3,026
                                                              ---------   ---------
  Net cash used in operating activities.....................    (21,687)    (42,607)
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (62,428)    (97,078)
  Proceeds from sale of telecommunication assets............        313          --
  Purchase of restricted investments........................     (1,158)         --
                                                              ---------   ---------
  Net cash used in investing activities.....................    (63,273)    (97,078)
FINANCING ACTIVITIES:
  Proceeds from subsequent public offering, net of costs....         --     171,641
  Proceeds from issuance of preferred stock.................         --      85,000
  Proceeds from issuances of notes payable..................     15,300          --
  Proceeds from exercises of common stock options...........      2,084         775
  Principal payments on note payable and capital lease
     obligations............................................       (922)       (397)
                                                              ---------   ---------
  Net cash provided by financing activities.................     16,462     257,019
  Effect of exchange rate on cash and cash equivalents......       (206)         --
  Net (decrease) increase in cash and cash equivalents......    (68,704)    117,334
  Cash and cash equivalents at beginning of the period......     83,434      88,778
                                                              ---------   ---------
  Cash and cash equivalents at end of period................  $  14,730   $ 206,112
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases....................  $   1,285   $      --
  Interest paid.............................................      1,299         872

          See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by Digex, Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 2000.

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

  Change in Accounting Principle

     Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months). Accordingly, the consolidated statement of operations for the second quarter of 2000 has been restated to reflect the accounting change.

     For the quarter ended June 30, 2001, Digex recognized revenue of $2.2 million that was recorded as deferred revenue as of December 31, 2000. With the adoption of SAB 101, there was no economic impact to Digex's business operations or cash flows. There was also no material effect to Digex's consolidated financial statements.

  Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. With the adoption of SFAS No. 133, as amended, effective January 1, 2001, there is no effect on Digex's consolidated financial statements as it has not entered into any derivative contracts.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, Digex does not believe that the adoption of SFAS No. 141 will have any impact on its financial statements.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

     Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement.

     Digex will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Digex is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

2. INTERMEDIA  --  WORLDCOM MERGER

     On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia -- WorldCom Merger"). As a result of the
Intermedia -- WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13 1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 61.4% of Digex's equity interests and controls 94.1% of Digex's voting interests, calculated based on total common stock outstanding, as of July 1, 2001.

     Digex and certain subsidiaries of WorldCom have entered into four commercial agreements. The principal terms of the four commercial agreements are generally described as follows:

     -- Sales Channel Agreement. Under this agreement, effective January 1, 2001, WorldCom will purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel.

     -- Funding Agreement. WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. To date, the Digex and WorldCom board of directors have approved the Digex 2001 business plan. The preparation of the Digex business plan for 2002 is currently underway and is expected to be submitted to the WorldCom board of directors for approval no later than December 1, 2001. Subject to terms and conditions of the note purchase agreement dated July 31, 2001, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon the election of Digex by written notice given by December 13, 2002. Any changes to Digex's business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

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

3. COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive losses (in thousands):

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                          ---------------------   ---------------------
                                            2001        2000        2001        2000
                                          ---------   ---------   ---------   ---------
Net loss applicable to common
  stockholders..........................  $ (47,323)  $ (34,485)  $ (91,542)  $ (60,366)
                                          ---------   ---------   ---------   ---------
Other comprehensive loss:
  Foreign currency translation
     adjustments........................       (121)         --        (206)         --
                                          ---------   ---------   ---------   ---------
Comprehensive loss applicable to common
  stockholders..........................  $ (47,444)  $ (34,485)  $ (91,748)  $ (60,366)
                                          =========   =========   =========   =========

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

     In the first and second quarters of 2001, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The initial term of the associated schedules will range from 24 to 36 months. Digex will have an option to purchase the equipment at the end of the initial lease term. As of June 30, 2001, Digex had acquired $1.2 million of computer equipment under these capital lease arrangements. Subject to the satisfaction of certain borrowing conditions, lines of credit totaling $20.8 million are available for future capital lease arrangements as of June 30, 2001.

     In April 2001, Digex received proceeds for a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006 and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

     In the second quarter of 2001, Digex received proceeds for a $12.0 million loan from Intermedia. The loan is governed by the terms under the revolving credit agreement dated as of December 22, 1999, and amendments to date, among Intermedia, Bank of America N.A., the Bank of New York and Toronto Dominion (Texas), Inc. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia -- WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility;

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

and (4) following default which would accelerate the amounts due. Through June 30, 2001, variable interest on the unpaid principal balance was paid monthly at an average LIBOR rate of approximately 4.50% per annum. Intermedia has not demanded payment of the outstanding principal amount as of August 14, 2001. On June 26, 2001, Digex borrowed an additional $6.0 million from Intermedia as an intercompany loan. Digex expects to refinance both loans from Intermedia with proceeds from the issuance of notes under the note purchase agreement between WorldCom And Digex.

5. RELATED PARTY AGREEMENTS

     Under the terms of the network services agreements with Intermedia, which expired in July 2001, Intermedia provided Digex with east and west coast Internet transit and Internet access. The charges for the Internet transit and access services amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2001.

6. CONTINGENCIES

     On April 6, 2001, a final settlement of the consolidated derivative and class action suits was approved by the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court's approval of the settlement expired with no appeals having been filed.

     Pursuant to the settlement, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia -- WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs' attorneys fees was distributed to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys' fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action was paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

     For every one share of WorldCom Group common stock paid into the settlement fund, 1/25th of a share of MCI Group common stock was also paid into such fund. The value of the WorldCom Group common stock and the MCI Group common stock was based upon the average trading price of 10 trading days randomly selected from a 20-day trading period from May 31, 2001 through June 27, 2001. Based on a randomly selected average trading price of $16.672 per share, WorldCom deposited 9,896,833 shares of WorldCom Group common stock and 395,873 shares of MCI Group common stock into the settlement fund on July 2, 2001. Approximately 7.5% of the shares deposited into the settlement fund was distributed to the legal counsel for the plaintiffs in the litigation, approximately 46.25% of the settlement fund was distributed to the holders of record of Digex Class A common stock as of September 1, 2000, and the remaining 46.25% was distributed to holders of record of Digex Class A common stock as of June 29, 2001.

     On July 9, 2001, Digex received $12.5 million from WorldCom for the reimbursement of certain merger-related fees and expenses associated with the litigation. Digex does not expect to incur any future liability from the outcome of this litigation. Digex also does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's results of operations, cash flows, or financial position.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

7. SUBSEQUENT EVENTS

     In the third quarter of 2001, Digex has acquired $9.3 million of computer equipment under the master lease and financing agreement with a vendor. The terms of the associated schedules ranges from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term.

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

OVERVIEW

     We are a leading provider of managed Web and application hosting services to businesses operating mission-critical, multi-functional Web sites. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 600 customers. As of June 30, 2001, we managed approximately 3,764 Windows- and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States, in Europe and Asia. We believe our singular focus on delivering mission-critical Web and application hosting solutions has been the major contributor to our growth.

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

     Through our facilities agreement with WorldCom, we have commenced building managed Web hosting facilities in existing WorldCom data centers in the United States and around the world. We will lease space from WorldCom at these data centers based on customer demand. These hosting facilities will be patterned after our facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. In the second quarter of 2001, we operationalized data centers built in WorldCom facilities in New Jersey, France, Germany, and Japan.

     Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed Web and application hosting activities. Through the arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence. In the second quarter of 2001, we have fully transitioned to the WorldCom global IP network as our primary network.

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

PLAN OF OPERATION

     We plan to expand our Web and application hosting business by focusing on large companies which are looking to develop a presence on the Internet by both providing e-commerce business solutions to their customers and outsourcing the management of their Web sites and Web-enabled business applications. In the fourth quarter of 1999, we opened our state-of-the-art data centers on the east and west coasts of the United States. Our first international data center, located in London, became operational in July 2000. Since December 31, 2000, we have operationalized data centers built in WorldCom facilities in Virginia, New Jersey, Japan, France, and Germany. We believe that the new data centers in the United States and those we continue to develop internationally will place us in a stronger competitive position to successfully provide outsourced solutions of scalable managed Web and application hosting solutions. We also offer value-added services, such as firewall management, stress testing, and consulting services, including capacity and migration planning and database optimization, and believe that we will derive increasing amounts of revenue from these services in the future.

     Our commercial agreements with WorldCom allow us to purchase bandwidth and connectivity from WorldCom in the United States and around the world to support our managed Web and application hosting activities. Through the arrangements, we were able to connect our Internet data centers in the U.S. to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence. In the second quarter of 2001, we have fully transitioned to the WorldCom global IP network as our primary network.

RESULTS OF OPERATIONS

     The following table presents certain information derived from our consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, expressed as a percentage of revenue.

                                                    THREE MONTHS          SIX MONTHS
                                                       ENDED                 ENDED
                                                      JUNE 30,             JUNE 30,
                                                   --------------       ---------------
                                                   2001     2000        2001      2000
                                                   -----    -----       -----    ------
Revenues.........................................  100.0%   100.0%      100.0%    100.0%
Costs and expenses:
     Cost of operations..........................    8.1     22.5         8.9      19.7
     Cost of services............................   49.2     39.8        47.7      40.1
     Selling, general and administrative.........   68.0     84.7        69.1      91.8
     Deferred compensation.......................    1.4      2.5         1.7       3.0
     Depreciation and amortization...............   59.8     44.5        57.1      46.2
                                                   -----    -----       -----    ------
          Total costs and expenses...............  186.5    194.0       184.5     200.9
                                                   -----    -----       -----    ------
Loss from operations.............................  (86.5)   (94.0)      (84.5)   (100.9)
Other income (expense):
     Interest expense............................   (1.4)    (1.1)       (1.4)     (1.3)
     Interest income and other...................   (0.1)     9.7         0.2      11.2
                                                   -----    -----       -----    ------
Loss before cumulative effect of change in
  accounting principle...........................  (88.0)   (85.4)      (85.7)    (91.0)
Cumulative effect of change in accounting
  principle......................................     --       --          --      (0.3)
                                                   -----    -----       -----    ------
Net loss.........................................  (88.0)   (85.4)      (85.7)    (91.3)
                                                   =====    =====       =====    ======

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

  Revenue

     Total revenue increased 33.3% to $53.8 million for the second quarter of 2001 compared to $40.4 million for the same period in 2000. The increase in revenue was due to sales to new customers and additional services to existing customers in the second quarter of 2001 compared to the same period in 2000. In the second quarter of 2000, Digex recognized $5.0 million of one-time equipment sales revenue to a customer in addition to revenue from managed Web and application hosting services.

  Cost of Operations

     Cost of operations decreased 51.9% to $4.4 million for the second quarter of 2001 compared to $9.1 million for the same period in 2000. The decrease was primarily due to improved operating efficiencies and lower costs attributed to our amended network agreement with Intermedia in the second quarter of 2001. As a percentage of revenue, cost of operations decreased to 8.1% for the second quarter of 2001 compared to 14.8% for the same period in 2000 (excluding third party equipment sales and costs in the second quarter of 2000) as a result of improved network utilization.

  Cost of Services

     Cost of services increased 64.8% to $26.5 million for the second quarter of 2001 compared to $16.1 million for the same period in 2000. The increase was primarily related to the increased level of operations, the expansion of our new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth, and accruals for changes in employee benefits. As a percentage of revenue, total cost of services increased to 49.2% in 2001 compared to 39.8% in 2000.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 7.1% to $36.6 million for the second quarter of 2001 compared to $34.2 million for the same period in 2000. Increases in selling, general and administrative expenses for 2001 included the costs associated with an increased employee base, advertising campaigns, rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable, research and development costs, the addition of key executive management to support the growth of the business, and accruals for changes in employee benefits. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 68.0% in 2001 compared to 84.7% in 2000 primarily because our revenue grew while a portion of the selling, general and administrative cost remained fixed.

  Deferred Compensation

     Deferred compensation expense decreased 26.3% to $0.7 million for the second quarter of 2001 compared to $1.0 million for the same period in 2000. The decrease was primarily due to forfeitures in stock options granted to certain employees at exercise prices below market value since June 30, 2000. During the year ended June 30, 2001, approximately $4.2 million of unearned compensation was forfeited. Since June 30, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 78.8% to $32.1 million for the second quarter of 2001 compared to $18.0 million for the same period in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since June 30, 2000. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000 and capital leases for vehicles in the fourth quarter of 2000 and in 2001, which also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges though 2001 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

  Interest Expense

     Interest expense increased 72.3% to $0.7 million for the second quarter of 2001 compared to $0.4 million for the same period in 2000. The increase resulted from the capital lease for our new corporate headquarters facility, capital leases for vehicles, and from issuances of $15.3 million of notes payable since June 30, 2000.

  Interest Income and Other

     Interest income and other decreased 101.4% to $0.1 million for the second quarter of 2001 compared to $3.9 million for the same period in 2000. The decrease resulted principally from declining cash balances and falling interest rates during the period.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, decreased 28.1% to $(13.6) million for the second quarter of 2001 compared to $(19.0) million for the same period in 2000. The change is primarily attributable to increased revenue and a slower growth rate in costs due to operational efficiencies. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

  Revenue

     Total revenue increased 61.5% to $106.8 million for the six months ended June 30, 2001 compared to $66.2 million for the same period in 2000. The increase in revenue was due to sales to new customers and additional services to existing customers in the first half of 2001 compared to the same period in 2000. In the second quarter of 2000, Digex recognized $5.0 million of one-time equipment sales revenue to a customer in addition to revenue from managed Web and application hosting services.

  Cost of Operations

     Cost of operations decreased 26.9% to $9.5 million for the six months ended June 30, 2001 compared to $13.0 million for the same period in 2000. The decrease was primarily due to improved operating efficiencies and lower costs attributed to our amended network agreement with Intermedia in the second quarter of 2001. As a percentage of revenue, cost of operations decreased to 8.9% for the six months ended June 30, 2001 compared to 15.0% for the same period in 2000 (excluding third party equipment sales and costs in the second quarter of 2000) as a result of improved network utilization. Expenses directly attributed to the sale of third party equipment in the second quarter of 2000 is included in the cost of operations.

  Cost of Services

     Cost of services increased 92.1% to $51.0 million for the six months ended June 30, 2001 compared to $26.5 million for the same period in 2000. The increase was primarily related to the increased level of operations, the expansion of our new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth, and accruals for changes in employee benefits. As a percentage of revenue, total cost of services increased to 47.7% for the six months ended June 30, 2001 compared to 40.1% for the same period in 2000.

  Selling, General and Administrative

     Selling, general and administrative expenses increased 21.4% to $73.8 million for the six months ended June 30, 2001 compared to $60.8 million for the same period in 2000. Increases in selling, general and administrative expenses for 2001 include the costs associated with an increased employee base, advertising campaigns, an increased provision for doubtful accounts receivable, research and development costs, the addition of key executive management to support the growth of the business, and accruals for changes in employee benefits. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future. As a percentage of revenue, total selling, general and administrative expenses decreased to 69.1% for the six months ended June 30, 2001 compared to 91.8% for the same period in 2000 primarily because our revenue grew while a portion of the selling, general and administrative cost remained fixed.

  Deferred Compensation

     Deferred compensation expense decreased 9.2% to $1.8 million for the six months ended June 20, 2001 compared to $2.0 million for the same period in 2000. The decrease was primarily due to forfeitures in stock options granted to certain employees at exercise prices below market value since June 30, 2000. During the year ended June 30, 2001, approximately $4.2 million of unearned compensation was forfeited. Since June 30, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 99.8% to $61.0 million for the six months ended June 30, 2001 compared to $30.6 million for the same period in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since June 30, 2000. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000 and capital leases for vehicles in the fourth quarter of 2000 and in 2001, which also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges though 2001 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

  Interest Expense

     Interest expense increased 65.7% to $1.4 million for the six months ended June 30, 2001 compared to $0.9 million for the same period in 2000. The increase resulted from the capital lease for our new corporate headquarters facility, capital leases for vehicles, and from issuances of $15.3 million of notes payable since June 30, 2000.

  Interest Income and Other

     Interest income and other decreased 97.0% to $0.2 million for the six months ended June 30, 2001 compared to $7.4 million for the same period in 2000. The decrease resulted principally from declining cash balances and falling interest rates during the period.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, decreased 19.6% to $(27.5) million in the six months ended June 30, 2001 compared to $(34.2) million for the same period in 2000. The change is primarily attributable to increased revenue and a slower growth rate in costs due to operational efficiencies. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses during our planned expansion. In addition, we expect to continue to experience rapid growth in marketing and selling expenses as new customers are acquired.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $21.7 million and $42.6 million during the six months ended June 30, 2001 and 2000, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

     Net cash used for investing activities during the six months ended June 30, 2001 and 2000 was $63.3 million and $97.1 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, computers, and other equipment. Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time.

     On July 1, 2001, pursuant to the terms of the merger agreement, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom was merged with and into Intermedia with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the merger, WorldCom beneficially owns a majority of our capital stock and has voting control of us.

     On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. To date, the Digex and WorldCom board of directors have approved the Digex 2001 business plan. The preparation of the Digex business plan for 2002 is currently underway and is expected to be submitted to the WorldCom board of directors for approval no later than December 1, 2001. Subject to the terms and conditions of the agreement, we will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy our net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon our election by written notice. Any changes to our business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     On October 31, 2000, Intermedia increased the commitments available to it under its revolving credit facility from $100.0 million to $350.0 million. The credit facility is fully guaranteed by WorldCom. As a subsidiary of Intermedia, we were a limited guarantor under the credit facility to the greater of $90.0 million or the amounts borrowed by Digex. At June 30, 2001, Intermedia had $258.0 million outstanding under its credit facility. Borrowings of $12.0 million were for Digex.

     We issued a promissory note, governed by the terms of the revolving credit facility agreement dated December 22, 1999, as amended to date, to Intermedia for the $12.0 million borrowing in the second quarter of 2001. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia - WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; and (4) following default which would accelerate the amounts due. Through June 30, 2001, variable interest on the unpaid principal balance was paid monthly at an average LIBOR rate of approximately 4.50% per annum. Intermedia has not demanded payment of the outstanding principal amount as of August 14, 2001. We expect to refinance this loan with proceeds from issuance of notes under the note purchase agreement, dated July 31, 2001, between WorldCom and Digex.

     Following the completion of the Intermedia - WorldCom Merger in July 2001, WorldCom repaid the total amount outstanding under the credit facility and entered into a second amendment to the revolving credit agreement on July 2, 2001 to decrease the aggregate commitments available under the credit facility from $350.0 million to $175.0 million. The termination date was also extended to the earlier of August 1, 2001 and the cancellation of the credit facility. There were no amounts outstanding under the credit facility as of August 1, 2001.

     On October 31, 2000, Intermedia also entered into a note purchase agreement with WorldCom. Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Intermedia had $119.0 million outstanding under these financings as of June 30, 2001. Borrowings of $6.0 million were for Digex and was recorded as an intercompany loan. We expect to refinance this loan with proceeds from issuance of notes under the note purchase agreement, dated July 31, 2001, between WorldCom and Digex.

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

     In the first and second quarters of 2001, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The initial term of the associated schedules will range from 24 to 36 months. We will have an option to purchase the equipment at the end of the initial lease term. As of June 30, 2001, we have acquired $1.2 million of computer equipment under these capital lease arrangements. Subject to the satisfaction of certain borrowing conditions, lines of credit totaling $20.8 million are available for future capital lease arrangements as of June 30, 2001.

     We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. If necessary, we intend to draw on available vendor lines of credit of up to $20.8 million, pursuant to the master lease and financing agreements and subject to the satisfaction of certain borrowing conditions, to facilitate the leasing of computer hardware and software in the future. We will also use the proceeds of $3.3 million in loans from the

State of Maryland and Prince George's County to finance a portion of the cost of acquiring equipment and construction at our headquarter facilities in Laurel, Maryland. With our existing cash resources and financing available from Intermedia and WorldCom, we believe we have sufficient capital to sustain our current operations and capital expenditure plans through 2001. Once the Digex business plan for 2002 is approved by the Digex and WorldCom boards of directors, we expect to have adequate funding for our 2002 operations and capital expenditure requirements as well. Because the note purchase agreement provides us with access to readily available cash, we plan to maintain minimal cash balances and borrow only when required to sustain our operations.

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

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, we do not believe that the adoption of SFAS No. 141 will have any impact on our financial statements.

     Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

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

     None.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     NUMBER                                EXHIBIT
     ------                                -------
      3.1        -- Certificate of Incorporation of Digex, as amended.
                    Incorporated herein by reference from Digex's Form 10-Q
                    (File No. 000-26873) filed with the SEC on September 13,
                    1999.
      3.2        -- By-laws of Digex. Incorporated herein by reference from
                    Digex's Form 10-Q (File No. 000-26873) filed with the SEC
                    on May 12, 2000.
      3.3        -- Certificate of Designation for the Series A Preferred
                    Stock. Incorporated herein by reference from Digex's
                    registration statement on Form S-1 (File No. 333-94879)
                    filed with the SEC on January 18, 2000.
      3.4        -- Proposed Amendment to the Certificate of Incorporation.
                    Incorporated herein by reference from Digex's Form 8-K
                    (File No. 000-26873) filed with the SEC on February 15,
                    2001.
     10.1        -- Promissory Note, dated May 29, 2001, between Digex and
                    Intermedia.

     (b) Reports on Form 8-K

          The following report on Form 8-K of Digex was filed during the second quarter of 2001:

          Digex filed a Current Report on Form 8-K, dated May 2, 2001, reporting under Item 5 the issuance of a press release discussing Digex's first quarter 2001 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

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

Dated:  August 14, 2001