Form 10-Q
period 2001-09-30
DIGEX INC/DE
filed 2001-11-14
CIK 1085098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 000-26873

                              DIGEX, INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                   59-3582217
 (State or other jurisdiction      (I.R.S. Employer
              of                Identification Number)
incorporation or organization)

                              14400 SWEITZER LANE
                                LAUREL, MD 20707
                    (Address of principal executive offices)

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

                                 Yes /X/ No / /

    As of October 31, 2001, there were 24,788,466 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGEX, INCORPORATED
                                     INDEX

                                                                         PAGE
                                                                         NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Consolidated Statements of Operations--
           Three and nine months ended September 30, 2001 and 2000...      3

         Consolidated Balance Sheets--
           September 30, 2001 and December 31, 2000..................      4

         Consolidated Statements of Cash Flows--
           Nine months ended September 30, 2001 and 2000.............      5

         Notes to Consolidated Financial Statements..................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.....................................     13

ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     21

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     22

ITEM 2.  Changes in Securities and Use of Proceeds...................     22

ITEM 3.  Defaults Upon Senior Securities.............................     22

ITEM 4.  Submission of Matters to a Vote of Security Holders.........     22

ITEM 5.  Other Information...........................................     22

ITEM 6.  Exhibits and Reports on Form 8-K............................     22

SIGNATURES...........................................................     24

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGEX, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Revenue:
  Revenue.................................  $    43,130   $    43,979   $   144,869   $   110,143
  Revenue from WorldCom...................        9,194            --        14,298            --
                                            -----------   -----------   -----------   -----------
Total revenue.............................       52,324        43,979       159,167       110,143

Costs and expenses:
  Cost of operations......................        2,710         4,237        12,241        17,275
  Cost of services........................       28,792        20,193        79,792        46,737
  Selling, general and administrative.....       35,964        37,474       109,750        98,243
  Deferred compensation...................          683         1,087         2,489         3,077
  Depreciation and amortization...........       34,035        21,883        95,071        52,435
                                            -----------   -----------   -----------   -----------
Total costs and expenses..................      102,184        84,874       299,343       217,767
                                            -----------   -----------   -----------   -----------
Loss from operations......................      (49,860)      (40,895)     (140,176)     (107,624)
Other income (expense):
  Interest expense........................       (1,670)         (523)       (3,115)       (1,395)
  Interest income and other...............          353           130           572         7,531
                                            -----------   -----------   -----------   -----------
Loss before cumulative effect of change in
  accounting principle....................      (51,177)      (41,288)     (142,719)     (101,488)
Cumulative effect of change in accounting
  principle...............................           --            --            --          (166)
                                            -----------   -----------   -----------   -----------
Net loss..................................      (51,177)      (41,288)     (142,719)     (101,654)
Accretion of preferred stock discount.....       (1,006)           --        (3,019)           --
                                            -----------   -----------   -----------   -----------
Net loss available to common
  stockholders............................  $   (52,183)  $   (41,288)  $  (145,738)  $  (101,654)
                                            ===========   ===========   ===========   ===========

LOSS PER COMMON SHARE--BASIC AND DILUTED:
Loss before cumulative effect of change in
  accounting principle....................  $     (0.81)  $     (0.65)  $     (2.28)  $     (1.60)
Cumulative effect of change in accounting
  principle...............................           --            --            --         (0.01)
                                            -----------   -----------   -----------   -----------
Net loss per common share.................  $     (0.81)  $     (0.65)  $     (2.28)  $     (1.61)
                                            ===========   ===========   ===========   ===========
Shares used in computing basic and diluted
  net loss per share......................   64,138,466    63,616,765    64,055,814    63,248,403
                                            ===========   ===========   ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGEX, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $   6,522      $  83,434
  Restricted investments....................................        3,178          2,000
  Accounts receivable, net of allowance of $6,033 in 2001
    and $4,741 in 2000, respectively........................       28,285         36,201
  Due from Intermedia.......................................           --             40
  Due from WorldCom.........................................       15,135          6,000
  Deferred costs............................................        7,678          8,627
  Prepaid expenses and other current assets.................        6,499          7,452
                                                                ---------      ---------
      Total current assets..................................       67,297        143,754
Property and equipment, net.................................      354,307        348,975
Intangible assets, net......................................       20,228         23,222
Other assets................................................        3,324          5,100
                                                                ---------      ---------
      Total assets..........................................    $ 445,156      $ 521,051
                                                                =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $  61,794      $  59,455
  Current portion of deferred revenue.......................        7,935          7,734
  Current portion of notes payable..........................        4,346          2,772
  Current portion of capital lease obligations..............        5,945          1,871
  Due to Intermedia.........................................        6,207             --
  Note payable to Intermedia................................       12,000             --
                                                                ---------      ---------
      Total current liabilities.............................       98,227         71,832
Deferred revenue............................................        2,559          4,025
Notes payable...............................................        3,194          1,435
Notes payable to Intermedia.................................       28,000             --
Capital lease obligations...................................       30,776         27,131
                                                                ---------      ---------
      Total liabilities.....................................      162,756        104,423
                                                                ---------      ---------

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A
  Convertible; 100,000 Series A Convertible shares issued
  and outstanding (aggregate liquidation preference of
  $100,000).................................................       79,069         71,572

Stockholders' equity:
  Class A common stock, $.01 par value; 100,000,000 shares
    authorized; 24,788,466 and 24,546,543 shares issued and
    outstanding in 2001 and 2000, respectively..............          248            245
  Class B common stock, $.01 par value; 50,000,000 shares
    authorized; 39,350,000 issued and outstanding in 2001
    and 2000, respectively..................................          394            394
  Additional capital........................................      546,427        550,465
  Accumulated deficit.......................................     (338,588)      (195,869)
  Deferred compensation.....................................       (4,966)       (10,141)
  Accumulated other comprehensive loss......................         (184)           (38)
                                                                ---------      ---------
      Total stockholders' equity............................      203,331        345,056
                                                                ---------      ---------
      Total liabilities and stockholders'equity.............    $ 445,156      $ 521,051
                                                                =========      =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DIGEX, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED (AMOUNTS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (142,719)  $ (101,654)
  Cumulative effect of change in accounting principle.......          --          166
                                                              ----------   ----------
  Loss before cumulative effect of change in accounting
    principle...............................................    (142,719)    (101,488)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................      95,071       52,435
    Provision for doubtful accounts.........................      12,415        4,739
    Amortization of deferred compensation...................       2,489        3,113
    Loss on sale/ disposals of telecommunications
      equipment.............................................         958          732
    Accretion of interest on note payable and capital lease
      obligations...........................................          84          395
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (4,499)     (14,070)
    Due from WorldCom.......................................      (9,135)      (6,000)
    Deferred costs..........................................         949      (11,490)
    Prepaid expenses and other current assets...............         953       (7,576)
    Other assets............................................       1,362         (646)
    Accounts payable and accrued expenses...................       2,339       16,374
    Deferred revenue........................................      (1,265)      11,480
    Due to (from) Intermedia................................       6,247        3,438
                                                              ----------   ----------
  Net cash used in operating activities.....................     (34,751)     (48,564)

INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (83,121)    (156,707)
  Proceeds from sale of telecommunication assets............         233           --
  Purchase of restricted investments........................      (1,178)      (2,000)
                                                              ----------   ----------
  Net cash used in investing activities.....................     (84,066)    (158,707)

FINANCING ACTIVITIES:
  Proceeds from subsequent public offering, net of costs....          --      171,645
  Proceeds from issuance of preferred stock.................          --       85,000
  Proceeds from issuances of notes payable..................      43,300           --
  Proceeds from exercises of common stock options...........       2,084        5,244
  Principal payments on note payable and capital lease
    obligations.............................................      (3,333)        (664)
                                                              ----------   ----------
  Net cash provided by financing activities.................      42,051      261,225

Effect of exchange rate on cash and cash equivalents........        (146)          --

Net (decrease) increase in cash and cash equivalents........     (76,912)      53,954
Cash and cash equivalents at beginning of the period........      83,434       88,778
                                                              ----------   ----------
Cash and cash equivalents at end of period..................  $    6,522   $  142,732
                                                              ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases....................  $   11,041   $   12,857
  Interest paid.............................................       2,420        1,315

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

    CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months). Accordingly, the consolidated statement of operations for the third quarter of 2000 has been restated to reflect the accounting change.

    For the quarter ended September 30, 2001, Digex recognized revenue of $2.1 million that had been deferred as of December 31, 2000. With the adoption of SAB 101, there was no impact to Digex's business operations or cash flows. There was also no material impact to Digex's consolidated financial statements.

    IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, Digex reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

    Digex has performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicates that no impairment to the carrying value of these assets has occurred as of September 30, 2001. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. With the adoption of SFAS No. 133, as amended, effective January 1, 2001, there is no impact on Digex's consolidated financial statements as it has not entered into any derivative contracts.

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, Digex does not believe that the adoption of SFAS No. 141 will have any impact on its consolidated financial statements.

    Also in June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement.

    Digex will adopt the provisions of SFAS No. 142 beginning in 2002. At that time, Digex will cease amortization of amounts assigned to goodwill and acquired workforce. Amortization of goodwill and acquired workforce was approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2001. Digex is currently assessing but has not yet determined the impact, if any, of applying the impairment test guidance under SFAS No. 142.

2. INTERMEDIA--WORLDCOM MERGER

    On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia--WorldCom Merger"). As a result of the Intermedia-- WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13 1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 61.4% of Digex's equity interests and controls 94.1% of Digex's voting interests, calculated based on total common stock outstanding, as of July 1, 2001.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

3. COMPREHENSIVE LOSS

    The following table reflects the calculation of comprehensive losses (in thousands):

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------   -----------------------
                                                    2001        2000         2001         2000
                                                  ---------   ---------   ----------   ----------
Net loss available to common stockholders.......  $ (52,183)  $ (41,288)  $ (145,738)  $ (101,654)
                                                  ---------   ---------   ----------   ----------
Other comprehensive loss:
  Foreign currency translation adjustments......         60          --         (146)          --
                                                  ---------   ---------   ----------   ----------
Comprehensive loss applicable to
  common stockholders...........................  $ (52,123)  $ (41,288)  $ (145,884)  $ (101,654)
                                                  =========   =========   ==========   ==========

4. SERIES A CONVERTIBLE PREFERRED STOCK

    In January 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of its Class A common stock, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

    In the event of liquidation, each share of preferred stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to common stockholders. The holders of the preferred stock are also not entitled to receive dividends. Digex may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of its preferred stockholders.

    Each share of preferred stock is convertible into shares of Class A common stock at a conversion price of $68.40 per share, subject to certain adjustments, for a total of approximately 1,462,000 shares of Class A common stock. Unless earlier converted, on January 12, 2005, each share of preferred stock will automatically convert into the number of shares of Class A common stock equal to $1,000 divided by the average of the closing prices of the Class A common stock for the twenty consecutive trading days prior to January 12, 2005.

    Subject to the legal availability of funds, the preferred stock is redeemable in cash at the option of the holders after January 12, 2004 or upon a change of control of Digex at a price of $1,000 per share if the redemption is then permitted under those indentures of Digex and Intermedia which existed on January 10, 2000. If the restrictions under these agreements terminate at an earlier date, the holders may require Digex to redeem the preferred stock before entering into an agreement which would restrict its ability to redeem the preferred stock. Digex is not required to make sinking fund payments with respect to the preferred stock.

    Since the redemption features are not solely within its control, Digex has restated its consolidated balance sheet as of December 31, 2000 to report redeemable equity outside of stockholders' equity. The result of which was to reduce stockholders' equity in the amount of $71.6 million (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits. Of the $15.0 million of equipment purchase credits,

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

approximately $4.5 million was used for equipment purchases in 2001.) Previously filed reports on Form 10-Q and Form 10-K, since January 12, 2000, will be amended for the restatement.

    Digex is accreting the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss available to common stockholders by approximately
$1.0 million (or $0.01 per share) and $3.0 million (or $0.05 per share) for the three and nine months ended September 30, 2001, respectively. To date, Digex believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia restricting redemption and the requirement of legal availability of funds, which would prohibit redemption of the securities. Digex also believes that the accretion will not have an impact on its business operations or cash flows.

5. COMMITMENTS

    In January 2001, Digex received proceeds from a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if Digex meets certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by Digex.

    In April 2001, Digex received proceeds from a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006 and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

    In the first and second quarters of 2001, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of September 30, 2001, Digex had acquired $10.9 million of computer equipment and maintenance services under these leasing and financing arrangements.

6. CONTINGENCIES

    On April 6, 2001, a final settlement of the consolidated derivative and class action suits was approved by the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court's approval of the settlement expired with no appeals having been filed.

    Pursuant to the settlement, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia--WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs' attorneys fees was distributed to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys' fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

plaintiffs and all counsel representing all plaintiffs in the action were paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

    For every one share of WorldCom Group common stock paid into the settlement fund, 1/25th of a share of MCI Group common stock was also paid into such fund. The value of the WorldCom Group common stock and the MCI Group common stock was based upon the average trading price of 10 trading days randomly selected from a 20-day trading period from May 31, 2001 through June 27, 2001. Based on a randomly selected average trading price of $16.672 per share, WorldCom deposited 9,896,833 shares of WorldCom Group common stock and 395,873 shares of MCI Group common stock into the settlement fund on July 2, 2001. Approximately 7.5% of the shares deposited into the settlement fund was distributed to the legal counsel for the plaintiffs in the litigation, approximately 46.25% of the settlement fund was distributed to the holders of record of Digex Class A common stock as of September 1, 2000 (based on an exchange rate of 0.18838 shares of WorldCom Group common stock and 0.00754 shares of MCI Group common stock for each share of Digex Class A common stock), and the remaining 46.25% was distributed to holders of record of Digex Class A common stock as of June 29, 2001 (based on an exchange rate of 0.18465 shares of WorldCom Group common stock and 0.00739 shares of MCI Group common stock for each share of Digex Class A common stock).

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

7. RELATED PARTY AGREEMENTS

    WORLDCOM

    In connection with the Intermedia--WorldCom Merger, Digex and certain subsidiaries of WorldCom have entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, all agreements expire on December 31, 2003 and permit either party to request for a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. The principal terms of the agreements are as follows:

        SALES CHANNEL AGREEMENT. Effective January 1, 2001, WorldCom will purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level and data center capacity commitments, WorldCom agrees to purchase a minimum of $50.0 million of Digex's services during 2001 and up to a total of $500.0 million during the period from 2001 through 2003. WorldCom agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

        During the three and nine month period ended September 30, 2001, Digex recognized revenue from WorldCom of $9.2 million and $14.3 million, respectively. Accounts receivable from WorldCom, under the sales channel agreement, on September 30, 2001 represented approximately $14.7 million and is included in due from WorldCom on the consolidated balance sheet.

        FUNDING AGREEMENT. On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. To date, the Digex and WorldCom boards of directors have approved the Digex 2001 business plan. The preparation of the Digex business plan for 2002 is currently underway and is expected to be submitted to the WorldCom board of directors for approval no later than December 1, 2001. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon the election of Digex by written notice. Any changes to its business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

        In the third quarter of 2001, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $28.0 million to satisfy Digex's net cash requirements under its approved 2001 business plan. The principal remains outstanding at September 30, 2001. Through
    September 30, 2001, variable interest on the unpaid principal balance was paid monthly at an average interest rate of 6.53% per annum.

        FACILITIES AGREEMENT. Effective January 1, 2001, managed Web hosting facilities for Digex were built and may continue to be built in several WorldCom data centers in the United States and around the world. Digex will lease space from WorldCom at these data centers based on customer demand. The charges for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.0 million for the three and nine months ended September 30, 2001, respectively.

        NETWORK AGREEMENT. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The charges for the dedicated Internet connections and WorldCom network services amounted to $1.4 million and $4.4 million for the three and nine months ended
    September 30, 2001, respectively.

    WorldCom also provides certain operational services to Digex under vendor contracts in the ordinary course of business, such as telephone and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Other circuit related expense.................  $ 2,679    $ 1,172    $ 5,069    $ 2,141
Telephone expense.............................      693         17      2,018        189
                                                -------    -------    -------    -------
                                                $ 3,372    $ 1,189    $ 7,087    $ 2,330
                                                =======    =======    =======    =======

                              DIGEX, INCORPORATED

                                  (UNAUDITED)

    INTERMEDIA

    On April 30, 1999, Digex entered into a general and administrative services agreement with Intermedia which expired on April 1, 2001. Under the terms of this agreement, as amended to date, Intermedia provided Digex with treasury services in the first quarter of 2001. The charge for these services was minimal for the three months ended March 31, 2001.

    Under the terms of the network services agreements with Intermedia, which expired in July 2001, Intermedia provided Digex with east and west coast Internet transit and Internet access. Subsequent to the expiration date, Digex continued with Intermedia's network services at the current monthly rate under the expired network agreement. Additionally, Intermedia granted a $1.0 million credit for services provided during the first half of 2001 to Digex in the third quarter of 2001. The charges for the Internet transit and access services amounted to $0.2 million and $0.7 million for the three and nine months ended September 30, 2001, respectively.

    In the second quarter of 2001, Digex received proceeds from a $12.0 million loan from Intermedia. The loan is governed by the terms under the revolving credit agreement dated as of December 22, 1999, and amendments to date, among Intermedia, Bank of America N.A., the Bank of New York and Toronto Dominion (Texas), Inc. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia--WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; or (4) following default which would accelerate the amounts due. Through June 30, 2001, variable interest on the unpaid principal balance was paid monthly at an average LIBOR rate of approximately 4.50% per annum. On June 26, 2001, Digex borrowed an additional $6.0 million from Intermedia as an intercompany loan. Currently, Digex is in discussions with WorldCom and Intermedia to refinance both loans from Intermedia as an $18.0 million long term borrowing. Digex expects to document this refinancing in the fourth quarter of 2001.

8. SUBSEQUENT EVENTS

    During the fourth quarter of 2001, WorldCom caused Intermedia to purchase a series of senior notes totaling $25.0 million from Digex under the note purchase agreement. Through November 1, 2001, variable interest on the unpaid principal balance was paid monthly at an average interest rate of 5.60% per annum. Repayment of principal is due on December 31, 2002, unless otherwise extended at the election of Digex.

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

OVERVIEW

    We are a leading provider of managed Web and application hosting services to businesses operating mission-critical, multi-functional Web sites. We provide the computer hardware, software, network technology, and systems management necessary to provide our customers comprehensive, managed Web hosting and application hosting solutions. We also offer related value-added services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. We currently provide such services to a diversified customer base consisting of over 600 customers. As of September 30, 2001, we managed approximately 3,768 Windows- and UNIX-based servers in our state-of-the-art data centers which are strategically positioned on the east and west coasts of the United States, in Europe and Asia. We believe our singular focus on delivering mission-critical Web and application hosting solutions has been the major contributor to our growth.

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

    Through our facilities agreement with WorldCom, we have built managed Web hosting facilities in several existing WorldCom data centers in the United States and around the world. We will lease space from WorldCom at these data centers based on customer demand. These hosting facilities were patterned after our facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. In the second quarter of 2001, we operationalized data centers built in WorldCom facilities in New Jersey, France, Germany, and Japan. We may continue to build additional Web hosting facilities in other WorldCom data centers in the future.

    Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed Web and application hosting activities. Through the arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence. In the second quarter of 2001, we fully transitioned to the WorldCom global IP network as our primary network.

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

    Cost of operations consist primarily of the costs for our network connectivity and firewall services. We expect our network connectivity requirements to grow in conjunction with the growth of our overall business and pricing arrangements we negotiated with our providers, including the expansion of our business abroad through our wholly-owned subsidiaries, and accordingly expect these costs to increase in the future.

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

RESULTS OF OPERATIONS

    The following table presents certain information derived from our consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, expressed as a percentage of revenue.

                                                                THREE MONTHS                       NINE MONTHS
                                                                    ENDED                             ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                          -------------------------         -------------------------
                                                            2001             2000             2001             2000
                                                          --------         --------         --------         --------
Revenues............................................       100.0%           100.0%           100.0%           100.0%
Costs and expenses:
  Cost of operations................................         5.2              9.6              7.7             15.7
  Cost of services..................................        55.0             45.9             50.1             42.4
  Selling, general and administrative...............        68.7             85.2             69.0             89.2
  Deferred compensation.............................         1.3              2.5              1.6              2.8
  Depreciation and amortization.....................        65.1             49.8             59.7             47.6
                                                           -----            -----            -----            -----
Total costs and expenses............................       195.3            193.0            188.1            197.7
                                                           -----            -----            -----            -----
Loss from operations................................       (95.3)           (93.0)           (88.1)           (97.7)
Other income (expense):
  Interest expense..................................        (3.2)            (1.2)            (2.0)            (1.3)
  Interest income and other.........................         0.7              0.3              0.4              6.8
                                                           -----            -----            -----            -----
Loss before cumulative effect of change
  in accounting principle...........................       (97.8)           (93.9)           (89.7)           (92.2)
Cumulative effect of change in accounting
  principle.........................................          --               --               --             (0.2)
                                                           -----            -----            -----            -----
Net loss............................................       (97.8)%          (93.9)%          (89.7)%          (92.4)%
                                                           =====            =====            =====            =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 2000

    REVENUE

    Total revenue increased 19.0% to $52.3 million for the third quarter of 2001 compared to $44.0 million for the same period in 2000. The increase in revenue was due to sales to new customers, additional services to existing customers, and revenue recognized through our sales channel agreement with WorldCom, net of customers' modifications to site configurations in the third quarter of 2001 compared to the same period in 2000. Digex recognized revenue of $9.2 million under the sales channel agreement with WorldCom in addition to revenue from managed Web and application hosting services via our normal channels of distribution.

    COST OF OPERATIONS

    Cost of operations decreased 36.0% to $2.7 million for the third quarter of 2001 compared to $4.2 million for the same period in 2000. The decrease was primarily due to improved operating efficiencies and lower costs attributed to our network agreement with WorldCom in the third quarter of 2001. Additionally, in the third quarter of 2001, we recorded a $1.0 million credit for network services provided to us by Intermedia during the first half of 2001. As a percentage of revenue, cost of operations decreased to 5.2% for the quarter ended September 30, 2001 compared to 9.6% for the same period in 2000 as a result of improved network utilization.

    COST OF SERVICES

    Cost of services increased 42.6% to $28.8 million for the third quarter of 2001 compared to $20.2 million for the same period in 2000. The increase was primarily related to the increased level of operations, the expansion of our new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth, and accruals for changes in employee benefits. As a percentage of revenue, total cost of services increased to 55.0% for the quarter ended September 30, 2001 compared to 45.9% for the same period in 2000.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses decreased 4.0% to $36.0 million for the third quarter of 2001 compared to $37.5 million for the same period in 2000. The slight decrease in selling, general and administrative expenses for 2001 is primarily attributed to a large decrease in marketing and advertising expenses coupled with costs associated with an increased employee base, an increased provision for doubtful accounts receivable, research and development costs, and accruals for changes in employee benefits. As a percentage of revenue, total selling, general and administrative expenses decreased to 68.7% for the quarter ended September 30, 2001 compared to 85.2% for the same period in 2000 primarily because our revenue grew while a portion of the selling, general and administrative cost remained fixed.

    DEFERRED COMPENSATION

    Deferred compensation expense decreased 37.2% to $0.7 million for the third quarter of 2001 compared to $1.1 million for the same period in 2000. The decrease was primarily due to forfeitures in stock options held by certain employees terminated since September 30, 2000. During the twelve months ended September 30, 2001, approximately $3.9 million of unearned compensation was forfeited. Since September 30, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased 55.5% to $34.0 million for the third quarter of 2001 compared to $21.9 million for the same period in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since September 30, 2000. We entered into capital leases for equipment in the second and third quarters of 2001, which also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges through 2001 due to future increased server installations based on customer demand.

    INTEREST EXPENSE

    Interest expense increased 219.3% to $1.7 million for the third quarter of 2001 compared to $0.5 million for the same period in 2000. The increase resulted from the capital lease for our new corporate headquarters facility, capital leases for equipment and vehicles, and from issuances of $43.3 million of notes payable primarily to Intermedia since September 30, 2000.

    INTEREST INCOME AND OTHER

    Interest income and other decreased 171.5% to $0.4 million for the third quarter of 2001 compared to $0.1 million for the same period in 2000. The decrease resulted principally from declining cash balances and falling interest rates during the period.

    EBITDA BEFORE CERTAIN CHARGES

    EBITDA before certain charges, as defined below, decreased 15.5% to $(15.1) million in the quarter ended September 30, 2001 compared to $(17.9) million for the same period in 2000. The change is primarily attributable to increased revenue and a slower growth rate in costs due to operational efficiencies. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    REVENUE

    Total revenue increased 44.5% to $159.2 million for the nine months ended September 30, 2001 compared to $110.1 million for the same period in 2000. The increase in revenue was due to sales to new customers, additional services to existing customers, and revenue recognized through our sales channel agreement with WorldCom, net of customers' modifications to site configurations during the nine months ended September 30, 2001 compared to the same period in 2000. Digex also recognized revenue of $14.3 million under the sales channel agreement with WorldCom in addition to revenue from managed Web and application hosting services via our normal channels of distribution in 2001. In the second quarter of 2000, Digex recognized $5.0 million of one-time equipment sales revenue to a customer in addition to revenue from managed Web and application hosting services.

    COST OF OPERATIONS

    Cost of operations decreased 29.1% to $12.2 million for the nine months ended September 30, 2001 compared to $17.3 million for the same period in 2000. The decrease was primarily due to improved operating efficiencies and lower costs attributed to our amended network agreement with Intermedia in the second quarter of 2001 and our network agreement with WorldCom in 2001. Additionally, in the third quarter of 2001, we recorded a $1.0 million credit for network services provided to us by Intermedia during the first half of 2001. As a percentage of revenue, cost of operations decreased to 7.7% for the nine months ended September 30, 2001 compared to 12.8% for the same period in 2000 (excluding third party equipment sales and costs in the second quarter of 2000) as a result of improved network utilization. Expenses directly attributed to the sale of third party equipment in the second quarter of 2000 is included in the cost of operations.

    COST OF SERVICES

    Cost of services increased 70.7% to $79.8 million for the nine months ended September 30, 2001 compared to $46.7 million for the same period in 2000. The increase was primarily related to the increased level of operations, the expansion of our new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth, and accruals for changes in employee benefits. As a percentage of revenue, total cost of services increased to 50.1% for the nine months ended September 30, 2001 compared to 42.4% for the same period in 2000.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 11.7% to $109.8 million for the nine months ended September 30, 2001 compared to $98.2 million for the same period in 2000. Increases in selling, general and administrative expenses for 2001 include the costs associated with an increased employee base, advertising campaigns, an increased provision for doubtful accounts receivable, research and development costs, the addition of key executive management to support the growth of the business, and accruals for changes in employee benefits. As a percentage of revenue, total selling, general and administrative expenses decreased to 69.0% for the nine months ended September 30, 2001 compared to 89.2% for the same period in 2000 primarily because our revenue grew while a portion of the selling, general and administrative cost remained fixed.

    DEFERRED COMPENSATION

    Deferred compensation expense decreased 19.1% to $2.5 million for the nine months ended September 30, 2001 compared to $3.1 million for the same period in 2000. The decrease was primarily due to forfeitures in stock options held by certain employees terminated since September 30, 2000. During the twelve months ended September 30, 2001, approximately $3.9 million of unearned compensation was forfeited. Since September 30, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased 81.3% to $95.1 million for the nine months ended September 30, 2001 compared to $52.4 million for the same period in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since September 30, 2000. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000; capital leases for vehicles in the fourth quarter of 2000 and in 2001; and capital leases for equipment in the second and third quarters of 2001, which have also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges through 2001 due to future increased server installations based on customer demand.

    INTEREST EXPENSE

    Interest expense increased 123.3% to $3.1 million for the nine months ended September 30, 2001 compared to $1.4 million for the same period in 2000. The increase resulted from the capital lease for our new corporate headquarters facility, capital leases for equipment and vehicles, and from issuances of $43.3 million of notes payable primarily to Intermedia since September 30, 2000.

    INTEREST INCOME AND OTHER

    Interest income and other decreased 92.4% to $0.6 million for the nine months ended September 30, 2001 compared to $7.5 million for the same period in 2000. The decrease resulted principally from declining cash balances and falling interest rates during the period.

    EBITDA BEFORE CERTAIN CHARGES

    EBITDA before certain charges, as defined below, decreased 18.2% to $(42.6) million in the nine months ended September 30, 2001 compared to $(52.1) million for the same period in 2000. The change is primarily attributable to increased revenue and a slower growth rate in costs due to operational efficiencies. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses. In addition, we expect to continue to experience growth in marketing and selling expenses as new customers are acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $34.8 million and $48.6 million during the nine months ended September 30, 2001 and 2000, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital.

    Net cash used for investing activities during the nine months ended September 30, 2001 and 2000 was $84.1 million and $158.7 million, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, computers, and other equipment. Although we have plans to invest in equipment required to support our customer base, we have no material commitments for such items at this time.

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

    In the third quarter of 2001, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $28.0 million to satisfy our net cash requirements under our approved 2001 business plan. The principal remains outstanding at September 30, 2001. Through
September 30, 2001, variable interest on the unpaid principal balance was paid monthly at an average interest rate of 6.53% per annum.

    We issued a promissory note, governed by the terms of the revolving credit facility agreement dated December 22, 1999, as amended to date, to Intermedia for the $12.0 million borrowing in the second quarter of 2001. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia--WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; and (4) following default which would accelerate the amounts due. Through June 30, 2001, variable interest on the unpaid principal balance was paid monthly at an average LIBOR rate of approximately 4.50% per annum. On
June 26, 2001, we borrowed an additional $6.0 million from Intermedia as an intercompany loan. Currently, we are in discussions with WorldCom and Intermedia to refinance both loans from Intermedia as an $18.0 million long term borrowing. We expect to document this refinancing in the fourth quarter of 2001.

    Following the completion of the Intermedia--WorldCom Merger in July 2001, WorldCom repaid the total amount outstanding under the credit facility and terminated Intermedia's revolving credit facility as of August 1, 2001.

    In January 2001, we received proceeds from a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if we meet certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by us.

    In April 2001, we received proceeds from a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

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

    In the first and second quarters of 2001, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of September 30, 2001, we acquired $10.9 million of computer equipment and maintenance services under these leasing and financing arrangements.

    We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. We anticipate we will have significant cash requirements for several years as we fill our existing data center capacity, expand into WorldCom data centers, increase servers under management, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. If necessary, we intend to pursue additional equipment lease financing from our vendors or third parties to facilitate the acquisition of computer hardware and related software in the future. We will also use the proceeds of $3.3 million in loans from the State of Maryland and Prince George's County to finance a portion of the cost of acquiring equipment and construction at our headquarter facilities in Laurel, Maryland. With our existing cash resources and financing available from Intermedia and WorldCom, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into early 2002. Once the Digex business plan for 2002 is approved by the Digex and WorldCom boards of directors, we expect to have adequate funding for our 2002 operations and capital expenditure requirements as well. Because the note purchase agreement provides us with access to readily available cash, we plan to maintain minimal cash balances and borrow only when required to sustain our operations.

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

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, we do not believe that the adoption of SFAS No. 141 will have any impact on our consolidated financial statements.

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

    We will adopt the provisions of SFAS No. 142 beginning in 2002. At that time, we will cease amortization of amounts assigned to goodwill and acquired workforce. Amortization of goodwill and acquired workforce was approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2001. We are currently assessing but has not yet determined the impact, if any, of applying the impairment test guidance under SFAS No. 142.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

NUMBER                                                  EXHIBIT
------                                                  -------
         3.1                   --   Certificate of Incorporation of Digex, as amended.
                                    Incorporated herein by reference from Digex's Form 10-Q
                                    (File No. 000-26873) filed with the SEC on September 13,
                                    1999.

         3.2                   --   By-laws of Digex. Incorporated herein by reference from
                                    Digex's Form 10-Q (File No. 000-26873) filed with the SEC
                                    on May 12, 2000.

         3.3                   --   Certificate of Designation for the Series A Preferred Stock.
                                    Incorporated herein by reference from Digex's registration statement on Form S-1 (File No. 333-94879) filed with the
                                    SEC on January 18, 2000.

         3.4                   --   Proposed Amendment to the Certificate of Incorporation.
                                    Incorporated herein by reference from Digex's Form 8-K (File
                                    No. 000-26873) filed with the SEC on February 15, 2001.

        10.1                   --   Promissory Note, dated May 29, 2001, between Digex and
                                    Intermedia. Incorporated herein by reference from Digex's
                                    Form 10-Q (File No. 000-26873) filed with the SEC on
                                    May 12, 2000.

        10.2                   --   Note Purchase Agreement, dated July 31, 2001, between Digex and WorldCom.

        10.3                   --   Employment letter, dated April 10, 2001, between Digex and
                                    George L. Kerns. (1)

------------------------

(1) Management contract or compensatory plan or arrangement.

    (b) REPORTS ON FORM 8-K

    The following reports on Form 8-K of Digex were filed during the third quarter of 2001:

        Digex filed a Current Report on Form 8-K, dated July 13, 2001, reporting under Item 1 the change in control of Intermedia (and Digex, indirectly) following the consummation of the Intermedia--WorldCom Merger on July 1, 2001 and the appointment of four members to the board of directors effective July 1, 2001. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

        Digex filed a Current Report on Form 8-K, dated August 2, 2001, reporting under Item 1 the appointment of four additional members to the board of directors and under Item 5 the issuance of a press release discussing Digex's second quarter 2001 results. Digex also reported under
    Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DIGEX, INCORPORATED
                                                       (Registrant)

                                                       By:             /s/ TIMOTHY M. ADAMS
                                                            -----------------------------------------
                                                                         Timothy M. Adams
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:            /s/ T. SCOTT ZIMMERMAN
                                                            -----------------------------------------
                                                                        T. Scott Zimmerman
                                                                  VICE PRESIDENT AND CONTROLLER

Dated: November 14, 2001