Form 10-K/A
period 2000-12-31
DIGEX INC/DE
filed 2001-12-07
CIK 1085098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

                                 (240) 264-2000
                                Telephone Number

           Securities registered pursuant to Section12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment in this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates (1) of the registrant on February 28, 2001: $444,735,381.

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

                               DIGEX, INCORPORATED

                                      INDEX

                                                                                           PAGE
                                                                                           ----

                                     PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters........  1
Item 6       Selected Financial and Other Operating Data..................................  3
Item 7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................................  7
Item 7A      Quantitative and Qualitative Disclosures About Market Risk .................. 18
Item 8       Financial Statements and Supplementary Data.................................. 18
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................. 18

                                     PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............. 19
             Signatures................................................................... 24

                                INTRODUCTORY NOTE

     Digex, Incorporated hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, originally filed with the Securities and Exchange Commission on April 2, 2001, to restate the selected financial and other operating data (Part II, Item 6) and consolidated financial statements (Part IV, Item 14). Certain information in the market for registrant's common equity and related stockholder matters (Part II, Item 5), management's discussion and analysis of financial condition and results of operations
(Part II, Item 7), and notes to the consolidated financial statements (Part
IV, Item 14) were also updated.

     The carrying amount of the Series A preferred stock was originally reported in stockholders' equity in the consolidated balance sheets included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 2000 through September 30, 2000 and in the Annual Report on Form 10-K for the year ended December 31, 2000. However, because of certain redemption features of the preferred stock, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock at December 31, 2000 in this Annual Report on Form 10-K/A. The restatement had no effect on Digex's net loss or net loss per share, total assets or total liabilities for the year ended December 31, 2000. Refer to Note 5 and Note 17 to the consolidated financial statements for additional information.

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

                                                            CLOSING PRICE
                                                      --------------------------
                                                         HIGH           LOW
                                                      ------------  ------------
      1999

      Third quarter (from July 29, 1999) .......... $    33.25     $   15.50
      Fourth quarter ..............................      86.88         21.19

      2000

      First quarter ............................... $   171.50     $   56.06
      Second quarter ..............................     111.00         35.25
      Third quarter ...............................      94.00         46.88
      Fourth quarter ..............................      58.44         21.19

DIVIDEND POLICY

     We do not anticipate paying any dividends on any of our common stock in the foreseeable future. Moreover, because we are subject to restrictions under the Intermedia indentures, we are effectively prohibited from paying dividends. We may also incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends.

     The Litigation Settlement provides for a settlement fund to be established consisting of WorldCom common stock having a "stated value" of $165.0 million. The "stated value" of the WorldCom stock to be placed in the fund will be determined by taking the average trading price on the Nasdaq National Market for ten trading days randomly selected by lot from the 20 consecutive trading days ending on the third trading day immediately preceding the closing date of the Intermedia - WorldCom Merger. The WorldCom common stock placed in the fund, less the amount awarded to plaintiffs' counsel for legal fees and expenses, will be distributed on a per share basis to the holders of Digex Class A common stock as follows: (i) 50% will be distributed to the record holders of Digex Class A common stock as of the closing of business on September 1, 2000; and (ii) 50% will be distributed to the record holders of Digex Class A common stock of a record date to be established in the future that is expected to be on or about the closing date of the Intermedia - WorldCom Merger.

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

  RECENT SALES OF UNREGISTERED SECURITIES.

     On January 12, 2000, we sold 100,000 shares of our non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $2.7 million was used for equipment purchases in 2000. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

     In the event of liquidation, each share of preferred stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to common stockholders. The holders of the preferred stock are also not entitled to receive dividends. We may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of our preferred stockholders.

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

     Subject to the legal availability of funds, the preferred stock is redeemable in cash at the option of the holders after January 12, 2004 or upon our change of control at a price of $1,000 per share if the redemption is then permitted under those indentures of Digex and Intermedia which existed on January 10, 2000. If the restrictions under these agreements terminate at an earlier date, the holders may require us to redeem the preferred stock before entering into an agreement which would restrict our ability to redeem the preferred stock. We are not required to make sinking fund payments with respect to the preferred stock.

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

     Under the terms of Intermedia's indentures, described under "Risk Factors--Digex is controlled by a controlling stockholder, which could involve multiple risks for you as a stockholder," we were required to use all of the net proceeds of our offerings to purchase telecommunications related assets. Telecommunications-related assets mean assets used in connection with the business of: (1) transmitting, or providing services relating to the transmission of, voice, video or data through owned or leased transmission facilities; (2) creating, developing and marketing communications related network equipment, software and other devices for use relating to (1); or (3) evaluating, participating in or pursuing any other activity or opportunity that is related to those identified in (1) or (2); all as determined in good faith by the board of directors of Intermedia. We have entered into a letter agreement with Intermedia pursuant to which Intermedia will purchase from us, at our cost, some of the Telecommunications Related Assets purchased with the net proceeds of our offerings. Intermedia paid us for these Telecommunications Related Assets to the extent necessary with funds not subject to restrictions under the Intermedia indentures that we used for working capital purposes and to fund operating losses.

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

                                   PREDECESSOR                                            DIGEX
                          ------------------------------  ----------------------------------------------------------------------
                                   HISTORICAL               HISTORICAL   PRO FORMA (1)                 HISTORICAL
                          ------------------------------  -------------- -------------- ----------------------------------------
                                                          PERIOD FROM
                                                          JULY 7, 1997
                                          PERIOD FROM      (DATE OF
                                           JANUARY 1,     ACQUISITION)                                 YEAR ENDED
                           YEAR ENDED         1997             TO         YEAR ENDED                  DECEMBER 31,
                          DECEMBER 31,     TO JULY 6,     DECEMBER 31,   DECEMBER 31,   ----------------------------------------
                              1996            1997            1997           1997          1998         1999           2000
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------
                                                                          (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
      DATA:

Revenues................       $  2,803        $  4,420        $  7,192      $  11,612    $ 22,635    $  59,786      $  168,085

Costs and expenses:
    Cost of operations..          2,002           4,149           1,739          2,808       6,710        9,656          21,244
    Cost of services....            684           1,817           1,611          3,428       7,044       21,750          69,658
    Selling, general and
     administrative.....          3,194           7,001           6,087         13,088      17,512       70,213         144,876
    Deferred compensation            --              --              --             --          --        1,299           4,101
    Depreciation and
     amortization.......            591             519           2,753          4,850       8,109       29,070          78,819
    Charge off of purchased
     in-process research
     and development....             --              --          15,000 (2)     15,000 (2)      --           --              --
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------
Total costs and expenses          6,471          13,486          27,190         39,174      39,375      131,988         318,698
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------
Loss from operations....         (3,668)         (9,066)        (19,998)       (27,562)    (16,740)     (72,202)       (150,613)
Other income (expense):
     Interest expense...             --              --              --             --          --       (1,094)         (2,008)
    Interest and other
     income ............             --              --              --             --          --        3,458          12,608
    Merger-related
     expenses  .........             --              --              --             --          --           --          (2,922)
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------
Loss before income
tax benefit ............         (3,668)         (9,066)        (19,998)       (27,562)    (16,740)     (69,838)       (142,935)
Income tax benefit......             --              --           1,440          4,710         159        4,839              --
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------
Loss before cumulative
   effect of change in
   accounting principle          (3,668)         (9,066)        (18,558)       (22,852)    (16,581)     (64,999)       (142,935)
Cumulative effect of
   change in accounting
   principle ..........              --              --              --             --          --           --            (166)
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------

Net loss ...............       $ (3,668)      $  (9,066)      $ (18,558)    $  (22,852)  $ (16,581)   $ (64,999)     $ (143,101)
                          ============== ===============  ============== ============== =========== ============   =============

                                   PREDECESSOR                                            DIGEX
                          ------------------------------  ----------------------------------------------------------------------
                                   HISTORICAL               HISTORICAL   PRO FORMA (1)                 HISTORICAL
                          ------------------------------  -------------- -------------- ----------------------------------------
                                                          PERIOD FROM
                                                          JULY 7, 1997
                                          PERIOD FROM      (DATE OF
                                           JANUARY 1,     ACQUISITION)                                 YEAR ENDED
                           YEAR ENDED         1997             TO         YEAR ENDED                  DECEMBER 31,
                          DECEMBER 31,     TO JULY 6,     DECEMBER 31,   DECEMBER 31,   ----------------------------------------
                              1996            1997            1997           1997          1998         1999           2000
                          -------------- ---------------  -------------- -------------- ----------- ------------   -------------
                                                                          (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
PROFORMA AMOUNTS, ASSUMING
   THE ACCOUNTING CHANGE IS
   APPLIED RETROACTIVELY:

Net loss  ..............       $ (3,668)      $  (9,066)      $ (18,558)    $  (22,852)  $ (16,618)   $ (65,115)     $ (142,935)
                          ============== ===============  ============== ============== =========== ============   =============

Net loss per common share:
   basic and diluted ...             --              --       $   (0.37)    $    (0.46)  $   (0.33)   $   (1.19)     $    (2.25)
                          ============== ===============  ============== ============== =========== ============   =============

Shares used in computing
   basic and diluted net
   loss per share and
   proforma net loss per
   share ...............             --              --      50,000,000     50,000,000  50,000,000   54,726,027      63,404,839
                          ============== ===============  ============== ============== =========== ============   =============

OTHER DATA:

EBITDA before certain
charges  (3)............       $ (3,077)      $  (8,547)    $    (2,245)     $  (7,712)  $  (8,631)  $  (41,833)     $  (67,693)
Net cash used in
  operating activities..         (2,565)         (7,172)         (6,079)       (13,251)    (10,930)     (20,515)        (62,520)
Net cash used in
  investing activities..         (1,445)         (1,004)        (55,237)       (56,241)    (30,969)    (170,193)       (204,604)
Net cash provided by
  financing activities .          4,010           8,176          61,316         69,492      41,899      279,486         261,818
Capital expenditures....          1,445           1,004           8,016          9,020      30,969      170,396         202,604

                                                    PREDECESSOR                             DIGEX
                                                   --------------  ---------------------------------------------------------
                                                    DECEMBER 31,                         DECEMBER 31,
                                                        1996           1997          1998           1999           2000
                                                   --------------  ------------  -------------  ------------  --------------
                                                                                                                (RESTATED)
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:

Cash and cash equivalents (4) ...................     $       --     $      --      $      --      $ 88,778       $  83,434
Restricted investment ...........................             --            --             --            --           2,000
Working capital (deficit) .......................         (1,237)         (351)         1,231        74,778          71,922
Property and equipment, net......................          2,599        12,930         39,059       205,903         348,975
Total assets.....................................          3,173        49,693         77,739       344,309         521,051
Long-term note payable, including current
portion .........................................             --            --             --         3,712           4,207
Capital lease obligations, including current
portion .........................................          1,745         1,980          2,089        16,567          29,002
Redeemable preferred stock  (5) .................             --            --             --            --          71,572
Total stockholders'/owner's equity (5) ..........     $      342     $  45,527      $  70,845      $290,189       $ 345,056


----------
(1) The pro forma statement of operations data for the year ended December 31, 1997, represents the combining of the historical Predecessor statement of operations data for the period from January 1, 1997 to July 6, 1997 and the historical Digex statement of operations data for the period from July 7, 1997 to December 31, 1997, as adjusted for the following items:

         o A decrease in cost of operations of $3,080 which represents reduced network expenses.

         o An increase in depreciation and amortization of $1,578 which represents amortization of intangible assets arising from the acquisition.

         o An increase in income tax benefit of $3,270 which represents the income tax effect of purchase accounting adjustments.

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

(5)      See Note 17 "Restatement" to the consolidated financial statements.

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

    We recently completed two rigorous assessments of our operating environment. These assessments included a Type II review based on the American Institute of Certified Public Accountants (AICPA)'s Statement on Auditing Standards No. 70 (SAS 70), and the Ernst & Young Cyber Process Certification. These reviews examined Digex's managed data center facilities in three locations in the United States and the United Kingdom. SAS 70 was established by the AICPA to provide a basis for examinations of the internal controls of service organizations related to financial transaction processing. Digex had successfully completed a SAS 70 Type I review in May 2000. The Type II review -- which requires testing of controls by the auditing firm -- was conducted by Ernst & Young for the period July 1, 2000 through December 31, 2000. Also, Ernst & Young's Cyber Process Certification evaluated and tested the design and operational effectiveness of controls to achieve the objectives specified in the report, related to Digex's Web hosting services. Both reviews focused on the control environment which govern the company's; (1) physical security, (2) electronic security measures,
(3) customer server infrastructure, implementation, and maintenance, (4) network services and problem management, and (5) business continuity. In February 2001, we successfully completed the Type II review and the Cyber Process Certification for the six month period July 1, 2000 to December 31, 2000.

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

    o deferred compensation; and

    o depreciation and amortization expense.

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

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                        ---------------------------------------------------
                                                              2000                1999            1998
                                                        ----------------    ---------------  --------------
         Revenues.....................................            100.0%             100.0%          100.0%
         Costs and expenses:
              Cost of operations......................             12.6               16.2            29.6
              Cost of services........................             41.4               36.4            31.1
              Selling, general and administrative.....             86.2              117.4            77.5
               Deferred compensation .................              2.4                2.2              --
              Depreciation and amortization...........             46.9               48.6            35.8
                                                        ----------------    ---------------  --------------
                  Total costs and expenses............            189.6              220.8           174.0
                                                        ----------------    ---------------  --------------
         Loss from operations.........................            (89.6)            (120.8)          (74.0)

         Other income (expense):
               Interest expense ......................             (1.2)              (1.8)             --
               Interest and other income .............              7.5                5.8              --
               Merger-related expense ................             (1.7)                --              --
                                                        ----------------    ---------------  --------------
         Loss before income tax benefit ..............            (85.0)            (116.8)          (74.0)
         Income tax benefit...........................               --                8.1             0.7
                                                        ----------------    ---------------  --------------
         Loss before cumulative effect of
              change in accounting principle..........            (85.0)%           (108.7)%         (73.3)%
                                                        ================   ================  ==============

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

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased 171.1% to $78.8 million in 2000 compared to $29.0 million in 1999. The increase was principally due to additional servers and other facilities and equipment placed in service since December 31, 1999. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000, which also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges through 2001 due to the continued expansion of our new data centers and due to future increased server installations based on customer demand.

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

     On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $2.7 million was used for equipment purchases in 2000. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

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

     The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and Compaq were used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we made arrangements with Intermedia to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of these offerings. The assets were sold to Intermedia for cash at our cost. We received approximately $33.7 million in 2000 and $25.3 million in 1999 from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses. See "Market for Registrant's Common Equity and Related Stockholder Matters--Use of Proceeds from a Sale of Registered Securities."

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

     On September 1, 2000, Intermedia entered into a merger agreement with WorldCom whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of our capital stock and will have voting control of us. The merger is expected to be consummated in the second quarter of 2001. See "Business--Recent Developments."

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

     After the anticipated closing of the Intermedia - WorldCom Merger, WorldCom has agreed that it will provide funding to us for the performance of our 2001 and 2002 business plans as approved by the Digex and WorldCom boards of directors. Such funding will bear interest at a rate equal to LIBOR plus 300 basis points and will be repayable over a four-year period commencing in 2003. The terms of such funding are expected to contain conditions to borrowing, covenants and other terms that have not yet been negotiated but could restrict our access to the availability to such funds. In addition, any changes to our business plans that requires increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, increase our employee base, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. With our existing cash resources and financing available from Intermedia, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into mid 2001. Upon depletion of these financing sources, we intend to rely on WorldCom for funding. There can be no assurance that such funding will be available on terms satisfactory to us. In the event the Intermedia - WorldCom Merger does not close, our intention would be to access the capital markets for our necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes we will have access to the capital markets to obtain sufficient funding to continue our business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002. See Risk Factor-- "The failure of the Intermedia - WorldCom Merger to close would adversely impact us."

     Intermedia is and will continue to be highly leveraged. At December 31, 2000 and 1999, Intermedia had outstanding approximately $2.8 billion and $3.2 billion of debt and other liabilities including trade payables, respectively, and a total of approximately $1.1 million and $916.8 million of obligations with respect to five outstanding series of preferred stock. In addition, as of December 31, 2000, Intermedia borrowed $113.0 million under its $350.0 million credit facility. Intermedia has also entered into a $225.0 million Note Purchase Agreement with WorldCom. Through Intermedia, we expect the proceeds from these financings will be available to fund our operations, working capital needs and capital expenditures as liquidity needs arise.

     Intermedia's level of debt will require it to dedicate a substantial portion of its future cash flow from operations for payment of principal and interest on its debt, as well as dividends on and the redemption of its preferred stock. Historically, Intermedia has not generated sufficient cash flow to cover its operating and investing expenses. For the years ended December 31, 2000 and 1999, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock. The auditors of Intermedia have also expressed in their opinion that while Intermedia's consolidated financial statements have been prepared assuming that it will continue as a going concern, Intermedia has incurred recurring operating losses and has a net capital deficiency, and as a result, these conditions raise substantial doubt about Intermedia's ability to continue as a going concern.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements concerning the future outcome of litigation and the completion of the Intermedia - WorldCom Merger. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. See "Risk Factors--This report includes forward-looking statements which could differ from actual results."

INCOME TAXES

     We account for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. At December 31, 2000, a full valuation allowance was provided on net deferred tax assets of $75.2 million based upon our deficit in earnings and the uncertainty surrounding our ability to recognize such assets. The valuation allowance relates primarily to a net operating loss carryforward. Income tax accounting information is disclosed in Note 9 to the Consolidated Financial Statements.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Auditors ................................................................................    F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................................    F-2

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998 ...................    F-3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998 ........     F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998 ...................    F-5

Notes to Consolidated Financial Statements.....................................................................    F-6

FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation and Qualifying Accounts .................................................................  F-31

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "SEC") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

                                  EXHIBIT INDEX

All Exhibits listed below were filed with the original Form 10-K, unless specifically stated to be incorporated by reference to other documents previously filed with the SEC.

   EXHIBIT
   NUMBERS                                   DESCRIPTION
   -------                                   -----------

     2.1       --          Contribution Agreement by and between Digex and
                           Business Internet, Inc., dated as of April 30, 1999.*

     2.2       --          Assignment and Assumption Agreement by and between
                           Digex and Business Internet, Inc., dated as of April
                           30, 1999.*

     2.3       --          Trademark Assignment by and between Digex and
                           Business Internet, Inc., dated as of April 30, 1999.*

     2.4       --          Bill of Sale to the Contribution Agreement, dated as
                           of April 30, 1999.*

     2.5       --          Agreement and Plan of Merger among WorldCom, Inc.,
                           Wildcat Acquisition Corp. and Intermedia
                           Communications Inc., dated as of September 1, 2000.
                           Incorporated herein by reference to Digex's Form 8-K
                           (File No. 000-26873) filed with the SEC on September
                           7, 2000.

     3.1       --          Certificate of Incorporation of Digex, as amended.
                           Incorporated herein by reference to Digex's Form 10-Q
                           (File No. 000-26873) filed with the SEC on September
                           13, 1999.

     3.2       --          Bylaws of Digex, as amended. Incorporated herein by
                           reference to Digex's Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

     3.3       --          Certificate of Designation for the Series A Preferred
                           Stock.**

     3.4       --          See the Certificate of Incorporation of Digex, as
                           amended to date, filed as Exhibit 3.1.

     3.5       --          Proposed Amendment to the Certificate of
                           Incorporation. Incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the
                           SEC on February 15, 2001.

     4.1       --          Warrant Agreement, dated as of January 12, 2000,
                           among Digex, Microsoft Corporation and CPQ Holdings,
                           Inc.**

     4.2       --          Registration Rights Agreement, dated as of January
                           12, 2000, among Digex, Microsoft Corporation and CPQ
                           Holdings, Inc.**

     10.1      --          Intentionally Omitted.

     10.2      --          Lease by and between Intermedia and Intel
                           Corporation, dated as of November 10, 1998.*

     10.3      --          Lease by and between Intermedia and Ammendale
                           Commerce Center Limited Partnership, dated as of
                           April 15, 1998.*

     10.4      --          Lease by and between Intermedia and 1111 19th Street
                           Associates, dated as of July 23, 1998.*

     10.5      --          Contract for Construction by and between Intermedia
                           and R.W. Murray Company, d/b/a The Murray Company, dated as of February 19, 1999.*

     10.6      --          Contract for Construction by and between Intermedia
                           and R.W. Murray Company, d/b/a The Murray Company, dated as of January 4, 1999.*

     10.7      --          Software License and Services Agreement by and
                           between Digex and Oracle Corporation, dated as of May
                           27, 1999.*

     10.8      --          License Agreement by and between Digex and Microsoft
                           Corporation.*

     10.9      --          Consulting Letter Agreement by and between Digex,
                           Intermedia and Andersen Consulting LLP, dated as of April 1, 1999.*

    10.10      --          Internet Transit Services Agreement (East Coast)
                           between Digex and Business Internet, Inc., dated as of April 30, 1999. (2)*

    10.11      --          Internet Transit Services Agreement (West Coast)
                           between Digex and Business Internet, Inc., dated as of April 30, 1999. (2)*

    10.12      --          Managed Firewall Services Agreement between Digex and
                           Business Internet, Inc., dated as of April 30, 1999.
                           (2)*

    10.13      --          Employment Letter dated June 29, 1999 between Digex
                           and Mark K. Shull, and amendments thereto. (1)**

    10.14      --          Employment Letter dated December 14, 1998 between
                           Digex and Nancy G. Faigen, and amendments thereto.
                           (1)**

    10.15      --          Employment Letter dated July 9, 1999 between Digex
                           and Rebecca Ward, and amendments thereto. (1)**

    10.16      --          Employment Letter dated July 9, 1999 between Digex
                           and Bryan T. Gernert, and amendments thereto. (1)**

    10.17      --          Employment Letter dated December 15, 1999 between
                           Digex and Timothy M. Adams, and amendments thereto.
                           (1)**

    10.18      --          Employment Letter dated September 11, 1996 between
                           Digex and Robert B. Patrick, and amendments thereto.
                           (1)**

    10.19      --          Digex Long-Term Incentive Plan. (1)**

    10.20      --          Intermedia 1996 Long-Term Incentive Plan. (1)**

    10.21      --          General and Administrative Services Agreement between
                           Digex and Intermedia, dated as of April 30, 1999. *

    10.22      --          Amendment No. 1, dated as of January 17, 2000, to
                           General and Administrative Services Agreement between
                           Digex and Intermedia.**

    10.23      --          Use of Proceeds Agreement between Digex and
                           Intermedia, dated as of June 2, 1999.**

    10.24      --          Use of Proceeds Agreement between Digex and
                           Intermedia, dated as of January 11, 2000.**

    10.25      --          Use of Proceeds Agreement between Digex and
                           Intermedia, dated as of January 24, 2000.**

    10.26      --          Expense Summary and Indemnity Arrangement Agreement
                           between Digex and Intermedia, dated as of January 24, 2000.**

    10.27      --          Employment Letter dated March 22, 2000 between Digex
                           and Thomas Davidsson. (1)***

    10.28      --          Employment Letter dated July 5, 2000 between Digex
                           and Todd Carlson, and amendments thereto. (2)***

    10.29      --          Employment Letter dated July 6, 2000 between Digex
                           and Bruce F. Metge. (1)***

    10.30      --          Lease by and between Digex and Riggs & Company, dated
                           as of June 29, 2000. (3)***

    10.31      --          Amendment No. 2, dated as of June 29, 2000, to the
                           General and Administrative Services Agreement between
                           Digex and Intermedia. ***

    10.32      --          Asset Migration Agreement, dated as of June 1, 2000,
                           between Digex and Intermedia.***

    10.33      --          Letter Agreement dated July 31, 2000 between Digex
                           and Lemis O. Altan. (1)****

    10.34      --          Amended and Restated Guaranty Agreement, dated as of
                           October 31, 2000, by Digex, as Guarantor, on behalf of Bank of America, N.A., as Administrative Agent for
                           Lenders, amending and restating the Guaranty
                           Agreement, dated as of December 22, 1999, by Digex, as Guarantor, on behalf of Bank of America N.A., as Administrative Agent for Lenders. ****

    10.35      --          Amended and Restated Security Agreement, dated as of
                           October 31, 2000, between Digex, as Debtor, and Bank of America, N.A., as the Secured Party on behalf of Lenders, amending and restating the Security
                           Agreement, dated as of December 22, 1999, between Digex, as Debtor, and Bank of America, N.A., as the Secured Party on behalf of Lenders.****

    10.36      --          Amendment, dated as of October 24, 2000, to the Use
                           of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000. ****

    10.37      --          Employment Letter dated October 26, 2000 between
                           Digex and Howard Weizmann. (1)

    10.38      --          Master Channel Agreement between Digex and MCI
                           WorldCom Network Services, Inc., dated as of January
                           1, 2001. Incorporated herein by reference to Digex's
                           Form 8-K (File No. 000-26873) filed with the SEC on
                           March 5, 2001.

    10.39      --          Master Facilities Agreement between Digex and MCI
                           WorldCom Network Services, Inc., dated as of January
                           1, 2001. Incorporated herein by reference to Digex's
                           Form 8-K (File No. 000-26873) filed with the SEC on
                           March 5, 2001.

     23.1      --          Consent of Ernst & Young LLP.

----------

(1)      Management contract or compensatory plan or arrangement.

(2) Confidential treatment of certain provisions of this exhibit was requested and granted by the SEC in connection with the filing of Digex's registration statement on Form S-1 (File No. 333-77105).

(3) Confidential treatment of certain provisions of this exhibit was requested and granted by the SEC in connection with the filing of Digex's Form 10-Q for the quarter ended June 30, 2000 (File No.000-26873) filed with the SEC on August 14, 2000.

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

Dated: December 7, 2001

                                          DIGEX, INCORPORATED
                                          (Registrant)


                                          By: /s/ TIMOTHY M. ADAMS
                                              ----------------------------
                                                    Timothy M. Adams
                                                 Chief Financial Officer

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

     As discussed in Note 17, the consolidated financial statements have been restated to exclude redeemable preferred stock from total stockholders' equity.


                                            /s/ ERNST & YOUNG LLP


McLean, Virginia
January 30, 2001

     Except for Notes 14 and 16, as to which the date is March 2, 2001, and except for Notes 5 and 17, as to which the date is November 27, 2001

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                              DECEMBER 31,
                                                                                 ------------------------------------
                                                                                      2000                  1999
                                                                                 ---------------      ---------------
                                                                                   (RESTATED)
                                   ASSETS

Current assets:
     Cash and cash equivalents .............................................  $          83,434      $        88,778
     Restricted investments ................................................              2,000                   --
     Accounts receivable, net of allowance of $4,741 and $4,362 in 2000
           and 1999, respectively...........................................             42,201               17,271
     Due from Intermedia ...................................................                 40                3,110
     Deferred costs ........................................................              8,627                   --
     Prepaid expenses and other current assets..............................              7,452                1,496
                                                                                 ---------------      ---------------
            Total current assets............................................            143,754              110,655
Property and equipment, net.................................................            348,975              205,903
Intangible assets, net......................................................             23,222               27,213
Other assets................................................................              5,100                  538
                                                                                 ---------------      ---------------
            Total assets....................................................  $         521,051      $       344,309
                                                                                 ===============      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses..................................  $          59,455      $        33,619
     Current portion of deferred revenue....................................              7,734                  222
     Current portion of note payable........................................              2,772                1,235
     Current portion of capital lease obligations...........................              1,871                  801
                                                                                 ---------------      ---------------
            Total current liabilities.......................................             71,832               35,877
Deferred revenue............................................................              4,025                   --
Note payable................................................................              1,435                2,477
Capital lease obligations...................................................             27,131               15,766
                                                                                 ---------------      ---------------
            Total liabilities...............................................            104,423               54,120
                                                                                 ---------------      ---------------

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 100,000 Series A Convertible
     shares issued and outstanding (aggregate liquidation
     preference of $100,000)................................................             71,572                   --

Stockholders' equity:
     Class A common stock, $.01 par value; 100,000,000 shares authorized;
         24,546,543 and 11,500,000 shares issued and outstanding in 2000 and
         1999, respectively ................................................                245                  115
     Class B common stock, $.01 par value; 50,000,000 shares authorized;
         39,350,000 and 50,000,000 issued and outstanding in 2000 and  1999,
         respectively ......................................................                394                  500
     Additional capital.....................................................            550,465              354,553
     Accumulated deficit....................................................           (195,869)             (52,768)
     Deferred compensation..................................................            (10,141)             (12,211)
     Accumulated other comprehensive loss  .................................                (38)                  --
                                                                                 ---------------      ---------------
            Total stockholders' equity......................................            345,056              290,189
                                                                                 ---------------      ---------------
            Total liabilities and stockholders'equity.......................  $         521,051      $       344,309
                                                                                 ===============      ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                  2000              1999              1998
                                                            ----------------  ---------------   ---------------
Revenues.................................................         $ 168,085         $ 59,786         $  22,635

Costs and expenses:
     Cost of operations..................................            21,244            9,656             6,710
     Cost of services....................................            69,658           21,750             7,044
     Selling, general and administrative.................           144,876           70,213            17,512
     Deferred compensation ..............................             4,101            1,299                --
     Depreciation and amortization ......................            78,819           29,070             8,109
                                                            ----------------  ---------------   ---------------
Total costs and expenses.................................           318,698          131,988            39,375
                                                            ----------------  ---------------   ---------------
Loss from operations.....................................          (150,613)         (72,202)          (16,740)
Other income (expense):
     Interest expense....................................            (2,008)          (1,094)               --
     Interest and other income...........................            12,608            3,458                 --
     Merger-related expenses ............................            (2,922)              --               --
                                                            ----------------  ---------------   ---------------

Loss before income tax benefit...........................          (142,935)         (69,838)          (16,740)
Income tax benefit.......................................                --            4,839               159
                                                            ----------------  ---------------   ---------------

Loss before cumulative effect of change in accounting
     principle..........................................           (142,935)         (64,999)          (16,581)
Cumulative effect of change in accounting principle .....              (166)              --                --
                                                            ----------------  ---------------   ---------------

Net loss ................................................         $(143,101)        $(64,999)        $ (16,581)
                                                            ================  ===============   ===============


LOSS PER COMMON SHARE- BASIC AND DILUTED:

Loss before cumulative effect of change in accounting
     principle .........................................          $   (2.25)        $  (1.19)        $   (0.33)
Cumulative effect of change in accounting principle .....             (0.01)              --                --
                                                            ----------------  ---------------   ---------------

Net loss per common share ...............................         $   (2.26)        $  (1.19)        $   (0.33)
                                                            ================  ===============   ===============


PRO FORMA AMOUNTS, ASSUMING THE ACCOUNTING CHANGE IS
   APPLIED RETROACTIVELY:

Net loss ................................................         $(142,935)        $(65,115)        $ (16,618)
                                                            ================  ===============   ===============
Net loss per common share ...............................         $   (2.25)        $  (1.19)        $   (0.33)
                                                            ================  ===============   ===============

Shares used in computing basic and diluted net loss per
     share ..............................................        63,404,839       54,726,027        50,000,000
                                                            ================  ===============   ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                                EQUITY (RESTATED)

                             (AMOUNTS IN THOUSANDS)

                                                    REDEEMABLE
                                                    PREFERRED
                                                     STOCK                        STOCKHOLDERS' EQUITY
                                               ------------------      -------------------------------------------
                                                                                      COMMON STOCK
                                                                            CLASS A                 CLASS B
                                               SHARES      AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                               ------      ------      ------      ------      ------       ------
BALANCE AT DECEMBER 31, 1997 ..........          --          --          --          --          --           --

Total allocated costs .................          --          --          --          --          --           --
Funding for working capital ...........          --          --          --          --          --           --
Funding for purchases of property,
   plant and equipment ................          --          --          --          --          --           --
Net loss ..............................          --          --          --          --          --           --
                                          ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998 ..........          --          --          --          --          --           --

Total allocated costs .................          --          --          --          --          --           --
Funding for working capital ...........          --          --          --          --          --           --
Funding for purchases of property,
   plant and equipment ................          --          --          --          --          --           --
Recapitalization by Intermedia ........          --          --          --          --      50,000          500
Contributions from Intermedia
   following recapitalization .........          --          --          --          --          --           --
Initial public offering of common
   stock, net of issuance cost ........          --          --      11,500         115          --           --
Issuance of stock options under
   long-term compensation plan ........          --          --          --          --          --           --
Amortization of deferred compensation .          --          --          --          --          --           --
Net loss ..............................          --          --          --          --          --           --
                                          ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999 ..........          --          --      11,500         115      50,000          500

Issuance of Series A Convertible
   preferred stock and warrants, net
   of available equipment credits .....         100      71,572          --          --          --           --
Subsequent public offering of common
   stock,  net of issuance cost .......          --          --      12,650         126     (10,650)        (106)
Issuance of stock options under
   long-term compensation plan, net of
   forfeitures ........................          --          --          --          --          --           --
Exercise of common stock options ......          --          --         397           4          --           --
Amortization of deferred compensation .          --          --          --          --          --           --
Foreign currency translation adjustment          --          --          --          --          --           --
Net loss ..............................          --          --          --          --          --           --
                                          ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000 (RESTATED)         100   $  71,572      24,547   $     245      39,350    $     394
                                          ========================================================================

                                                                     STOCKHOLDERS' EQUITY
                                            ------------------------------------------------------------------------
                                                                                  ACCUMULATED    OWNER'S
                                                                                     OTHER         NET
                                            ADDITIONAL  ACCUMULATED    DEFERRED  COMPREHENSIVE  INVESTMENT
                                              CAPITAL     DEFICIT    COMPENSATION     LOSS      (DEFICIT)      TOTAL
                                              -------     -------    ------------     ----      ---------      -----

BALANCE AT DECEMBER 31, 1997 ..........          --          --           --           --       $  45,527    $  45,527

Total allocated costs .................          --          --           --           --          10,018       10,018
Funding for working capital ...........          --          --           --           --             912          912
Funding for purchases of property,
   plant and equipment ................          --          --           --           --          30,969       30,969
Net loss ..............................          --          --           --           --         (16,581)     (16,581)
                                          -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998 ..........          --          --           --           --          70,845       70,845

Total allocated costs .................          --          --           --           --           3,541        3,541
Funding for working capital ...........          --          --           --           --          11,443       11,443
Funding for purchases of property,
   plant and equipment ................          --          --           --           --          89,574       89,574
Recapitalization by Intermedia ........     114,566          --           --           --        (115,066)          --
Contributions from Intermedia
   following recapitalization .........      47,689          --           --           --         (48,106)        (417)
Initial public offering of common
   stock, net of issuance cost ........     178,788          --           --           --              --      178,903
Issuance of stock options under
   long-term compensation plan ........      13,510          --      (13,510)          --              --           --
Amortization of deferred compensation .          --          --        1,299           --              --        1,299
Net loss ..............................          --     (52,768)          --           --         (12,231)     (64,999)
                                          -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999 ..........     354,553     (52,768)     (12,211)          --              --      290,189

Issuance of Series A Convertible
   preferred stock and warrants, net
   of available equipment credits .....      16,100          --           --           --              --       16,100
Subsequent public offering of common
   stock,  net of issuance cost .......     171,623          --           --           --              --      171,643
Issuance of stock options under
   long-term compensation plan, net of
   forfeitures ........................       2,067          --       (2,067)          --              --           --
Exercise of common stock options ......       6,122          --           --           --              --        6,126
Amortization of deferred compensation .          --          --        4,137           --              --        4,137
Foreign currency translation adjustment          --          --           --          (38)             --          (38)
Net loss ..............................          --    (143,101)          --           --              --     (143,101)
                                          -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000 (RESTATED)   $ 550,465   $(195,869)   $ (10,141)   $     (38)             --    $ 345,056
                                          =============================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        2000         1999         1998
                                                                      ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net loss .......................................................   $(143,101)   $ (64,999)   $ (16,581)
   Cumulative effect of change in accounting principle ............         166           --           --
                                                                      ---------    ---------    ---------

   Loss before cumulative effect of accounting change .............    (142,935)     (64,999)     (16,581)
   Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization ................................      78,819       29,070        8,109
     Provision for doubtful accounts ..............................      10,649        4,265        1,491
     Amortization of deferred compensation ........................       4,137        1,299           --
     Loss on sale/ disposals of telecommunications
       equipment ..................................................         655           52           --
     Deferred income taxes ........................................          --       (4,839)        (159)
     Accretion of interest on note payable and capital lease
       obligation .................................................         467           --           --
   Changes in operating assets and liabilities:
     Accounts receivable ..........................................     (35,612)     (15,409)      (5,559)
     Due from Intermedia ..........................................       3,077       (3,110)          --
     Deferred costs ...............................................      (8,627)          --           --
     Prepaid expenses and other current assets ....................      (5,956)        (606)        (550)
     Other assets .................................................      (4,562)         (79)        (459)
     Accounts payable and accrued expenses ........................      25,997       33,619        2,778
     Deferred revenue .............................................      11,371          222           --
                                                                      ---------    ---------    ---------
   Net cash used in operating activities ..........................     (62,520)     (20,515)     (10,930)

INVESTING ACTIVITIES:
   Purchases of property and equipment ............................    (202,604)    (170,396)     (30,969)
   Purchase of restricted investments .............................      (2,000)          --           --
   Proceeds from sale of telecommunication assets .................          --          203           --
                                                                      ---------    ---------    ---------
   Net cash used in investing activities ..........................    (204,604)    (170,193)     (30,969)

FINANCING ACTIVITIES:
   Proceeds from subsequent public offering, net of costs .........     171,645           --           --
   Proceeds from issuance of preferred stock ......................      85,000           --           --
   Proceeds from exercise of common stock options .................       6,126           --           --
   Principal payments on long-term note payable and capital leases         (953)      (1,424)          --
   Proceeds from initial public offering, net of costs ............          --      178,903           --
   Net contributions from Intermedia ..............................          --      102,007       41,899
                                                                      ---------    ---------    ---------
   Net cash provided by financing activities ......................     261,818      279,486       41,899

Effect of exchange rate on cash and cash equivalents ..............         (38)          --           --

Net increase in cash and cash equivalents .........................      (5,344)      88,778           --
Cash and cash equivalents at beginning of the year ................      88,778           --           --
                                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year ..........................   $  83,434    $  88,778    $      --
                                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases ..........................   $  13,249    $  17,111    $     958
  Asset purchase financed by note payable .........................          --        4,672           --
  Interest paid ...................................................       1,696        1,010           --

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

    On July 11, 2000, Intermedia announced that it was exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("WorldCom") whereby, upon consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia and Intermedia will become a subsidiary of WorldCom (the "Intermedia - WorldCom Merger). As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex and will have voting control of Digex. The merger is expected to be consummated in the second quarter of 2001.

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

                               DIGEX, INCORPORATED

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

                               DIGEX, INCORPORATED

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

                               DIGEX, INCORPORATED

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

  STOCK-BASED COMPENSATION

     Digex accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, in cases where exercise prices at the date of the grant equal or exceed fair market value of the underlying common stock, Digex recognizes no compensation expense. In cases where exercise prices at the date of the grant are less than the fair value, compensation is recognized over the period of performance or vesting period.

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

                               DIGEX, INCORPORATED

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

     The cumulative effect of the change on prior years resulted in a net charge of $0.2 million ($5.3 million revenue less related direct incremental costs), which is included in the Consolidated Statement of Operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase net loss before the cumulative effect of the accounting change by $0.25 million (less than $0.01 per share). For the year ended December 31, 2000, Digex recognized revenue of $4.6 million and direct incremental costs of $4.4 million that was included in the cumulative effect adjustment as of January 1, 2000. With the adoption of SAB 101, there was no economic impact to Digex's business operations or cash flows. There was also no material effect to Digex's consolidated financial statements. The pro forma amounts presented in the Consolidated Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods.

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

                               DIGEX, INCORPORATED

The following table summarizes corporate charges and allocations included in the accompanying consolidated financial statements (in thousands):

    STATEMENT OF OPERATIONS CAPTION           1999           1998
    --------------------------------      -------------  ------------
Cost of operations......................       $ 9,190      $  6,494
Cost of services........................           494         1,320
Selling, general and administrative.....        18,123         2,204
                                          -------------  ------------
                                               $27,807      $ 10,018
                                          =============  ============

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

     Refer to Note 12 to the consolidated financial statements for additional related party transactions and agreements.

                               DIGEX, INCORPORATED

3.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                            2000              1999
                                                        --------------    -------------
     Buildings .......................................      $  30,178         $ 17,344
     Electronics and computer equipment...............        276,587          126,389
     Computer software................................         54,845           29,053
     Furniture and office equipment...................          8,532            2,427
     Leasehold improvements ..........................         84,485           61,981
                                                        --------------    -------------
                                                              455,627          237,194
     Less accumulated depreciation and amortization...       (105,652)         (31,291)
                                                        --------------    -------------
                                                            $ 348,975         $205,903
                                                        ==============    =============

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

4.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                     DECEMBER 31,
                                         -------------------------------------
                                              2000                 1999
                                         ----------------    -----------------
     Goodwill..........................        $  19,099             $ 19,099
     Trade name........................            9,750                9,750
     Customer list.....................            3,120                3,120
     Developed technologies............            2,720                2,720
     Acquired workforce................            1,253                1,253
                                         ----------------    -----------------

                                                  35,942               35,942
     Less accumulated amortization.....          (12,720)              (8,729)
                                         ----------------    -----------------
                                               $  23,222             $ 27,213
                                         ================    =================

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

     Subject to the legal availability of funds, the preferred stock is redeemable in cash at the option of the holders after January 12, 2004 or upon a change of control of Digex at a price of $1,000 per share if the redemption is then permitted under those indentures of Digex and Intermedia which existed on January 10, 2000. If the restrictions under these agreements terminate at an earlier date, the holders may require Digex to redeem the preferred stock before entering into an agreement which would restrict the ability to redeem the preferred stock. Digex is not required to make sinking fund payments with respect to the preferred stock.

     See also Note 17, "Restatement", to the consolidated financial statements.

6.  STOCKHOLDERS' EQUITY

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

     On August 4, 1999, Digex sold 11,500,000 shares of its Class A Common Stock in an initial public offering (also referred to as the "Offering"). The shares sold represented approximately 18.7% of the

                               DIGEX, INCORPORATED
aggregate number of shares of Class A and Class B Common Stock then outstanding. After the Offering, Intermedia retained a 97.8% voting interest in the Company. The net proceeds from the Offering were approximately $178.9 million and could be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

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

7. DEFERRED COMPENSATION

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

8. EMPLOYEE BENEFIT PLANS

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

                               DIGEX, INCORPORATED

Stock reserved for issuance to employees, officers, directors, and consultants of Digex pursuant to the 1999 Plan.

     The following table summarizes the stock option activity related to employees of Intermedia and Digex:

                                                      NUMBER OF       PER SHARE
                                                       SHARES        OPTION PRICE
                                                   --------------   --------------
Outstanding Intermedia options at December 31, 1997      359,988      $ 0.26-10.82
     Granted ......................................      130,900       16.38-37.00
     Exercised ....................................      (87,521)       0.26-10.82
     Canceled .....................................     (183,187)       0.26-37.00
                                                   --------------   --------------

Outstanding Intermedia options at December 31, 1998      220,180      $ 0.26-37.00
                                                   ==============   ==============

Digex options granted on  July 29, 1999 ...........    5,031,500      $ 5.00-17.00
     Granted ......................................    1,360,170        5.00-54.19
     Exercised ....................................           --                --
     Canceled .....................................     (687,650)      17.00-54.19
                                                   --------------   --------------

Outstanding Digex options at December 31, 1999 ....    5,704,020        5.00-54.19
     Granted ......................................    4,545,993      11.00-139.38
     Exercised ....................................     (396,543)       5.00-29.13
     Canceled .....................................   (1,927,421)      5.00-139.38
                                                   --------------   --------------

Outstanding Digex options at December 31, 2000 ....    7,926,049     $ 5.00-139.38
                                                   ==============   ==============

Exercisable Intermedia options at December 31, 1998       75,244     $  0.26-37.00
                                                   ==============   ==============
Exercisable Digex options at December 31, 1999 ....       30,000     $       17.00
                                                   ==============   ==============
Exercisable Digex options at December 31, 2000 ....    1,320,256     $  5.00-54.19
                                                   ==============   ==============

     Digex has adopted the disclosure only provisions of SFAS No. 123, ACCOUNTING FOR STOCK COMPENSATION. Pro forma net loss and net loss per share, assuming that Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS No. 123, is as follows (in thousands):

                               DIGEX, INCORPORATED

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                            -------------------------------------------------------
                                                   2000              1999                1998
                                            -----------------  ----------------   -----------------
     Net loss............................      $ (185,803)        $ (71,800)          $ (16,828)
     Net loss per share..................      $    (2.93)        $   (1.31)          $   (0.34)

     The following table summarizes the significant assumptions used in developing the information:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                  ----------------------------------------------
                                                       2000             1999           1998
                                                  --------------   --------------  -------------
          Risk-free interest rate.............        5.5%             5.6%           5.4%
          Volatility factor....................       1.379             .60            .53
          Dividend yield.......................        --               --             --
          Weighted average life................      5 years          5 years        5 years

     The following table summarizes the weighted average exercise prices of option activity:

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                               -------------------------------
                                                    2000             1999
                                               --------------   --------------
       Balance at beginning of year..........     $ 18.45           $  --
            Granted..........................       78.36             18.92
            Exercised........................       15.55              --
            Canceled.........................       60.63             22.76
       Balance at end of year................       42.55           $ 18.45

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

     Under the 1999 Plan, options were granted to certain employees of Digex at exercise prices below the fair market value of Digex common stock at the date of the grant. The options granted during 2000 and 1999 are summarized as follows:

                               DIGEX, INCORPORATED

                                                            2000                              1999
                                                ------------------------------    -----------------------------
                                                                  Weighted                         Weighted
                                                   Weighted        average          Weighted        average
                                                   average        exercise           average       exercise
                                                  fair value        price          fair value        price
                                                --------------- --------------    -------------- --------------
   Exercise Price = Fair Market Value ..........    $  64.60        $ 79.30           $ 12.13        $ 21.33
   Exercise Price > Fair Market Value...........          --             --              8.47          17.00
   Exercise Price < Fair Market Value...........       57.69          41.15             15.63           9.85
                                                    $  40.66        $ 78.36           $ 12.67        $ 18.92

     The range of option exercise prices for options outstanding as of December 31, 2000 was $5.00 to $139.38. The range of exercise prices for options is wide due primarily to the increasing price of Digex common stock over the period in which the option grants were awarded. The options outstanding as of December 31, 2000 are summarized in ranges as follows:

                                               Options Outstanding                     Options Exercisable
                                -------------------------------------------------- -----------------------------
                                                    Weighted    Weighted average                     Weighted
                                                    average         remaining                        average
                                                    exercise    contractual life                     exercise
Range of exercise prices             Shares          price         (in years)          Shares         price
------------------------------- ----------------- ------------- ------------------ --------------- -------------
$ 5.00 -- $ 10.00                    941,156         $ 5.29           8.62             284,736         $ 5.22
$17.00 -- $ 17.00                  2,673,461          17.00           8.58             855,246          16.61
$21.18 -- $ 48.18                  1,646,650          40.60           9.30             155,209          31.38
$54.18 -- $ 74.94                  1,831,702          67.79           9.46              25,065          54.19
$78.00 -- $139.38                    833,080         115.02           9.23                  --             --
                                ----------------- ------------- ------------------ --------------- -------------
                                   7,926,049        $ 42.55           9.01           1,320,256         $16.60

   RETIREMENT PLAN

     Digex has established a 401(k) plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10,500 during the taxable year. Digex will match one-half of a participant's contribution, up to a maximum of 7% of the participant's compensation. Digex's matching contribution fully vests after three years of service. Digex's contributions to the plan were $1.1 million in 2000, $0.5 million in 1999, and $0.2 million in 1998.

                               DIGEX, INCORPORATED

9.  INCOME TAX INFORMATION

     Digex files a consolidated income tax return with its wholly owned domestic subsidiary. Separate returns are filed for its foreign subsidiaries. The consolidated tax provision, therefore, is based upon the separate tax provisions of the domestic and foreign jurisdictions.

     Domestic and foreign loss before the benefit from income taxes consists of the following (in thousands):

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                  ----------------------------------------------
                                       2000           1999             1998
                                  --------------- --------------  --------------
      Domestic .................      $ (135,171)     $ (69,838)      $ (16,740)
      Foreign ..................          (7,764)            --              --
                                  --------------- --------------  --------------

                Total ..........      $ (142,935)     $ (69,838)      $ (16,740)
                                  =============== ==============  ==============

     Income tax benefit for the tax years ended December 31 is comprised of the following (in thousands):

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                   ---------------------------------------------
                                       2000           1999            1998
                                   -------------- -------------- ---------------
       Current...................         $   --         $   --          $   --
       Deferred:
                 Federal.........             --          4,244             144
                 State...........             --            595              15
                                   -------------- -------------- ---------------
                                          $   --       $  4,839          $  159
                                   ============== ============== ===============

                               DIGEX, INCORPORATED

     The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                      -----------------------------------------------
                                                          2000             1999            1998
                                                      --------------   --------------  --------------
     Tax benefit at statutory rate.................          (34.0)%          (34.0)%     (34.0)%
     Reconciling items:
          State income taxes, net..................           (3.2)%           (3.2)%      (3.1)%
           Non-deductible items ...................            0.7%             3.3%         --
          Change in valuation allowance............           36.3%            19.1%       32.0%
          Foreign taxes ...........................            0.2%              --          --
          Other items..............................             --              7.8%        4.1%
                                                      --------------   --------------  --------------
     Effective tax rate............................           (0.0)%           (7.0)%      (1.0)%
                                                      --------------   --------------  --------------

     At December 31, 2000 and 1999, Digex had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                   ---------------------------------
                                                                        2000              1999
                                                                   ---------------   ---------------
Deferred tax liabilities:
     Depreciation and amortization .............................     $     (6,485)     $       --
     Identifiable intangible assets ............................           (3,748)           (4,299)
                                                                   ---------------   ---------------
        Total deferred tax liabilities..........................          (10,233)           (4,299)
Deferred tax assets:
     Net operating loss carryforwards - U.S. ...................           74,567            18,449
     Net operating loss carryforwards - Foreign.................            2,320              --
     Allowance for bad debts....................................            2,289             1,636
     Depreciation and amortization .............................             --               1,867
     Contingent tax accrual ....................................              266               352
     Deferred revenue ..........................................            4,410              --
     Stock-based compensation...................................            1,630               487
                                                                   ---------------   ---------------
        Total deferred tax assets...............................           85,482            22,791
        Less: valuation allowance...............................          (75,249)          (18,492)
                                                                   ---------------   ---------------
             Net deferred tax asset.............................           10,233             4,299
                                                                   ---------------   ---------------

Net deferred tax asset (liability)..............................     $       --        $       --
                                                                   ===============   ===============

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

10.  LOSS PER SHARE

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

     The following table sets forth computation of basic and diluted loss per share of common stock (amounts in thousands, except share and per share information):

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                              ------------------------------------------------------
                                                                    2000               1999               1998
                                                              ----------------   ----------------   ----------------
      Net loss, as reported................................      $   (143,101)       $   (64,999)       $   (16,581)
                                                              ================   ================   ================
      Weighted average number of common shares.............        63,404,839         54,726,027         50,000,000
                                                              ================   ================   ================
      Loss per share:
           basic and diluted...............................      $      (2.26)       $     (1.19)       $     (0.33)
                                                              ================   ================   ================

     Convertible securities (convertible preferred stock, warrants, and stock options) were excluded from the computation of diluted loss per share because assumed exercise or conversion would be anti-dilutive.

                               DIGEX, INCORPORATED

11.  COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive losses for the year ended December, 31, 2000, 1999, and 1998 (in thousands):

                                                         2000         1999         1998
                                                       ---------    ---------    ---------
Net loss applicable to common stockholders .........   $(143,101)   $ (64,999)   $ (16,581)
                                                       ---------    ---------    ---------

Other comprehensive loss:
     Foreign currency translation adjustments ......         (38)          --           --
                                                       ---------    ---------    ---------

Comprehensive loss applicable to common stockholders   $(143,139)   $ (64,999)   $ (16,581)
                                                       =========    =========    =========

12.  RELATED PARTY AGREEMENTS

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

                               DIGEX, INCORPORATED

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

  SOFTWARE, EQUIPMENT AND SERVICES PURCHASED FROM MICROSOFT AND COMPAQ

     In January 2000, Digex entered into strategic development agreements and joint marketing arrangements with Microsoft and Compaq. Digex and Microsoft will work together to advance Digex's capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. Digex and Compaq will work jointly to streamline the order, delivery

                               DIGEX, INCORPORATED
and installation of Compaq's server hardware and storage devices. In connection with these agreements, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq.

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

                               DIGEX, INCORPORATED

13.  LEASE COMMITMENTS AND NOTE PAYABLE

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

     Digex leases office space and vehicles under capital lease arrangements. Digex also leases office space and office equipment under operating leases. Future noncancelable lease payments under Digex's lease commitments at December 31, 2000 are as follows (in thousands):

                                              CAPITAL            OPERATING
                                              LEASES              LEASES
                                          ---------------    -----------------
Future minimum lease payments:
Year ending December 31:
     2001...............................        $  4,374            $   3,921
     2002...............................           4,483                2,925
     2003...............................           4,716                2,401
     2004...............................           4,642                2,378
     2005...............................           4,774                2,014
Thereafter..............................          19,920                3,129
                                          ---------------    -----------------
                                                  42,909            $  16,768
                                                             =================
Less amount representing interest  .....         (13,907)
                                          ---------------
Present value of lease payments ........          29,002
Current portion of capital leases.......          (1,871)
                                          ---------------
Noncurrent portion of capital leases....       $  27,131
                                          ===============

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

                               DIGEX, INCORPORATED

     A note payable of $4.7 million was issued in 1999 in connection with the purchase of software. The note accrues at an effective interest rate of 7.00% per annum and matures in January 2002. Principal repayments until maturity are as follows (in thousands):

           Year ending December 31:
                2001.......................       $   2,772
                2002.......................           1,435
                                             ---------------
           Total ..........................       $   4,207
                                             ===============

     Interest cost incurred and charged to expense related to the note payable was $0.3 million in 2000 and $0.2 million in 1999.

14.  CONTINGENCIES

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

     On February 15, 2001, a memorandum of understanding was executed on behalf of all interested parties in the consolidated actions, setting forth an agreement in principle providing for the settlement of all actions in their entirety. WorldCom will make a settlement payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders. One half of the settlement fund net of plaintiffs' attorneys fees will be distributed to record holders of Digex common stock on September 1, 2000. The balance of the settlement fund net of attorneys' fees will be paid to record holders of Digex stock at the time of the consummation of the merger. Neither Intermedia nor its affiliates will be entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom will be amended to change the consideration to be paid to Intermedia

                               DIGEX, INCORPORATED
shareholders in connection with the merger. All fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action will also be paid out of that settlement fund. In connection with the proposed settlement, WorldCom will reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. WorldCom has also agreed to enter into certain commercial agreements with Digex. A further provision of the settlement will make Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex. The proposed settlement would, if approved by the Court, fully resolve all claims in the lawsuit.

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

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands):

                                                                          2000
                                 ---------------------------------------------------------------------------------------
                                          FIRST                    SECOND                     THIRD             FOURTH
                                     As          As           As           As            As          As
                                 previously   restated    previously    restated     previously   restated
                                  reported       (1)       reported        (1)        reported       (1)
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Revenues .....................   $  27,974    $  25,796    $  42,222    $  40,368    $  46,531    $  43,979    $  57,942
Operating expenses ...........      56,677       54,568       80,119       78,325       87,343       84,875      100,930
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Loss from operations .........     (28,703)     (28,772)     (37,897)     (37,957)     (40,812)     (40,896)     (42,988)
Other income (expense) .......       3,057        3,057        3,472        3,472         (393)        (393)       1,542
Income tax benefit ...........          --           --           --           --           --           --           --
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Loss before cumulative effect
  of change in accounting
  principle ..................     (25,646)     (25,715)     (34,425)     (34,485)     (41,205)     (41,289)     (41,446)
Cumulative effect of change in
   accounting principle ......          --         (166)          --           --           --           --           --
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net loss .....................   $ (25,646)   $ (25,881)   $ (34,425)   $ (34,485)   $ (41,205)   $ (41,289)   $ (41,446)
                                 =========    =========    =========    =========    =========    =========    =========



                               DIGEX, INCORPORATED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 Loss per Common Share (2):
  basic and diluted ..........   $   (0.41)   $   (0.41)   $   (0.54)   $   (0.54)   $   (0.65)   $   (0.65)   $   (0.65)
                                 =========    =========    =========    =========    =========    =========    =========

                                                     1999
                                -----------------------------------------------
                                 FIRST        SECOND       THIRD        FOURTH
                                --------     --------     --------     --------
Revenues ...................    $  9,392     $ 12,629     $ 16,111     $ 21,654
Operating expenses .........      17,987       30,482       37,803       45,716
                                --------     --------     --------     --------
Loss from operations .......      (8,595)     (17,853)     (21,692)     (24,062)
Other income (expense) .....          --         (239)         920        1,683
Income tax benefit .........          --        4,839           --           --
                                --------     --------     --------     --------
Net loss ...................    $ (8,595)    $(13,253)    $(20,772)    $(22,379)
                                ========     ========     ========     ========

Loss per Common Share:
    basic and diluted ......    $  (0.17)    $  (0.27)    $  (0.36)    $  (0.36)
                                ========     ========     ========     ========

----------
(1)      Restated for the effect of the implementation of SAB 101 (see Note 1).

(2) Represents loss before cumulative effect of change in accounting principle and net loss per common share.


16.  SUBSEQUENT EVENTS

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

    On March 2, 2001, Digex and certain subsidiaries of WorldCom agreed to enter into four commercial agreements. These commercial agreements will become effective at or before the consummation of the Intermedia - WorldCom Merger pursuant to the merger agreement. The principal terms of the four commercial agreements are generally described as follows:

                               DIGEX, INCORPORATED

         -- SALES CHANNEL AGREEMENT. Under this agreement, WorldCom will resell the Digex portfolio of managed Web hosting products. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel.

         -- FUNDING AGREEMENT. After the completion of the Intermedia - WorldCom Merger, WorldCom's Board of Directors will review the Digex business plans for 2001 and 2002 approved by the Digex Board of Directors. If these business plans are approved by the WorldCom Board of Directors, WorldCom agrees to loan Digex funds for these business plans; the loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. However, the funding agreement would not prevent Digex from seeking replacement funding from other sources.

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

     Digex expects to continue experiencing negative cash flow from operating and investing activities due to its plans for expansion and the growth of the business. As described above, Digex has entered into a series of commercial arrangements with WorldCom. These favorable agreements are subject to termination if, among other things, the Intermedia-WorldCom Merger is not completed prior to December 31, 2001. Completion of the Intermedia-WorldCom Merger is subject to a number of conditions. While Digex believes it is probable the Intermedia - WorldCom Merger will close, if for any reason it does not, Digex might no longer have the benefit of the WorldCom commercial agreements or the funding to be made available by WorldCom for its 2001 and 2002 business plans. In addition, if the Intermedia - WorldCom Merger did not close, Intermedia would no longer be able to borrow under its existing credit facility or note purchase agreement with WorldCom and would unlikely be able to provide Digex with any additional funding for working capital needs, operating losses or capital expenditure requirements.

     In the event the Intermedia - WorldCom Merger does not close, Digex's intention would be to access the capital markets for their necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes Digex will have access to capital markets to obtain sufficient funding to continue its business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002.

                               DIGEX, INCORPORATED

17.  RESTATEMENT

     Digex has restated its consolidated balance sheet and consolidated statement of stockholders' equity as of December 31, 2000 to reclassify its Series A convertible preferred stock outside of stockholders' equity. The result of the reclassification was to reduce additional capital and stockholders' equity in the amount of $71.6 million (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits.) The restatement had no effect on Digex's net loss or net loss per share, total assets or total liabilities for the year ended December 31, 2000.

     As discussed in Note 5, "Series A Convertible Preferred Stock," the holders of the preferred stock have the right, under certain circumstances, to require Digex to redeem the preferred stock. Digex will accrete the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The accretion will not have an impact on its business operations or cash flows. To date, Digex believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia restricting redemption and the requirement of legal availability of funds, which would prohibit redemption of the securities.

                               DIGEX, INCORPORATED

                                   SCHEDULE II
                       VALULATION AND QUALIFYING ACCOUNTS

                             (AMOUNTS IN THOUSANDS)

                                                               ADDITIONS
                                                          ---------------------
                                             BALANCE AT   CHARGED TO    CHARGED   DEDUCTIONS      BALANCE AT
                                             BEGINNING    COSTS AND    TO OTHER     ------          END OF
             DESCRIPTION                     OF PERIOD     EXPENSES    ACCOUNTS    DESCRIBE         PERIOD
---------------------------------------      ----------   ----------   --------   -----------     ----------
For the year ended December 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts ...      $    369      $  1,491      --      $  1,141 (1)      $    719
                                              ==============================================================
     Allowance for deferred tax accounts            --      $  5,349      --            --          $  5,349
                                              ==============================================================

For the year ended December 31, 1999:
   Deducted from asset accounts:
     Allowance for doubtful accounts ...      $    719      $  4,265      --      $    622 (1)      $  4,362
                                              ==============================================================
     Allowance for deferred tax accounts      $  5,349      $ 13,143      --            --          $ 18,492
                                              ==============================================================

For the year ended December 31, 2000:
   Deducted from asset accounts:
     Allowance for doubtful accounts ...      $  4,362      $ 10,649      --      $ 10,270 (1)      $  4,741
                                              ==============================================================
     Allowance for deferred tax accounts      $ 18,492      $ 56,757      --            --          $ 75,249
                                              ==============================================================

----------
(1)      Uncollectible accounts written off, net of recoveries.