Form 10-Q/A
period 2001-03-31
DIGEX INC/DE
filed 2001-12-07
CIK 1085098

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                               DIGEX, INCORPORATED

                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Consolidated Statements of Operations--
             Three months ended March 31, 2001 and 2000 .....................  4
         Consolidated Balance Sheets--
             March 31, 2001 and December 31, 2000............................  5
         Consolidated Statements of Cash Flows--
             Three months ended March 31, 2001 and 2000......................  6
         Notes to Consolidated Financial Statements..........................  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 20


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................... 20

ITEM 2.  Changes in Securities and Use of Proceeds........................... 20

ITEM 3.  Defaults Upon Senior Securities..................................... 20

ITEM 4.  Submission of Matters to a Vote of Security Holders................. 20

ITEM 5.  Other Information................................................... 21

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 21

         Signatures.......................................................... 23

                                INTRODUCTORY NOTE

     Digex, Incorporated hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, originally filed with the Securities and Exchange Commission on May 15, 2001, to restate the consolidated financial statements and update certain information in the notes to the consolidated financial statements (Part I, Item 1).

     The carrying amount of the Series A preferred stock was originally reported in stockholders' equity in the consolidated balance sheets included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 2000 through June 30, 2001 and in the Annual Report on Form 10-K for the year ended December 31, 2000. However, because of certain redemption features of the preferred stock, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock at December 31, 2000 in Amendment No. 2 to its Annual Report on Form 10-K/A and at March 31, 2001 in this Form 10-Q/A. Refer to Notes 3 and 9 to the consolidated financial statements for additional information.

                          PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                      ---------------------------------------
                                                                             2001                2000
                                                                      ------------------  -------------------
                                                                           (RESTATED)
Revenues..............................................................  $        53,052      $        25,796

Costs and expenses:
     Cost of operations...............................................            5,156                3,940
     Cost of services.................................................           24,545               10,488
     Selling, general and administrative .............................           37,180               26,575
     Deferred compensation ...........................................            1,072                  994
     Depreciation and amortization....................................           28,887               12,571
                                                                         ---------------      ---------------
Total costs and expenses..............................................           96,840               54,568
                                                                         ---------------      ---------------
Loss from operations..................................................          (43,788)             (28,772)
Other income (expense):
     Interest expense.................................................             (698)                (443)
     Interest and other income........................................              267                3,500
                                                                         ---------------      ---------------

Loss before cumulative effect of change in accounting principle.......          (44,219)             (25,715)
Cumulative effect of change in accounting principle...................               --                 (166)
                                                                         ---------------      ---------------

Net loss .............................................................          (44,219)             (25,881)
Accretion of preferred stock discount ................................           (1,007)                  --

                                                                         ---------------      ---------------
Net loss available to common stockholders ............................  $       (45,226)     $       (25,881)
                                                                         ===============      ===============

LOSS PER COMMON SHARE - BASIC AND DILUTED:

Loss before cumulative effect of change in accounting principle.......  $         (0.71)     $         (0.41)
Cumulative effect of change in accounting principle ..................               --                   --
                                                                         ---------------      ---------------

Net loss per common share ............................................  $         (0.71)     $         (0.41)
                                                                         ===============      ===============

Shares used in computing basic and diluted net loss per share ........       63,951,087           62,620,879
                                                                         ===============      ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
            RESTATED (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2001         2000
                                                                                   ---------    ---------
                                                                                  (UNAUDITED)
                                   ASSETS

Current assets:
     Cash and cash equivalents .................................................   $  33,849    $  83,434
     Restricted investments ....................................................       2,000        2,000
     Accounts receivable, net of allowance of  $4,956 in 2001 and $4,741 in
         2000, respectively ....................................................      41,096       42,201
     Deferred costs ............................................................       8,686        8,627
     Prepaid expenses and other current assets .................................       6,665        7,492
                                                                                   ---------    ---------
            Total current assets ...............................................      92,296      143,754
Property and equipment, net ....................................................     351,697      348,975
Intangible assets, net .........................................................      22,224       23,222
Other assets ...................................................................       4,247        5,100
                                                                                   ---------    ---------
            Total assets .......................................................   $ 470,464    $ 521,051
                                                                                   =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .....................................   $  46,813    $  59,455
     Current portion of deferred revenue .......................................       8,222        7,734
     Current portion of note payable ...........................................       4,235        2,772
     Current portion of capital lease obligations ..............................       1,969        1,871
                                                                                   ---------    ---------
            Total current liabilities ..........................................      61,239       71,832
Deferred revenue ...............................................................       3,157        4,025
Note payable ...................................................................       3,000        1,435
Capital lease obligations ......................................................      26,674       27,131
                                                                                   ---------    ---------
            Total liabilities ..................................................      94,070      104,423
                                                                                   ---------    ---------

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 100,000 Series A Convertible shares issued and outstanding (aggregate liquidation preference
of $100,000) ...................................................................      74,567       71,572

Stockholders' equity:
       Class A common stock, $.01 par value; 100,000,000 shares authorized;
         24,624,090 and 24,546,543 shares issued and outstanding in 2001 and
         2000, respectively ....................................................         246          245
       Class B common stock, $.01 par value; 50,000,000 shares authorized;
         39,350,000 issued and outstanding in 2001 and 2000, respectively ......         394          394
     Additional capital ........................................................     549,617      550,465
     Accumulated deficit .......................................................    (240,088)    (195,869)
     Deferred compensation .....................................................      (8,219)     (10,141)
     Accumulated other comprehensive loss ......................................        (123)         (38)
                                                                                   ---------    ---------
            Total stockholders' equity .........................................     301,827      345,056
                                                                                   ---------    ---------
            Total liabilities and stockholders'equity ..........................   $ 470,464    $ 521,051
                                                                                   =========    =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED (AMOUNTS IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             ----------------------
                                                                               2001         2000
                                                                             ---------    ---------
OPERATING ACTIVITIES:
   Net loss ..............................................................   $ (44,219)   $ (25,881)
   Cumulative effect of change in accounting principle ...................          --          166
                                                                             ---------    ---------

   Loss before cumulative effect of change in accounting principle .......     (44,219)     (25,715)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization .......................................      28,887       12,571
     Provision for doubtful accounts .....................................       2,898        1,990
     Amortization of deferred compensation ...............................       1,072          994
     Loss on sale/ disposals of telecommunications equipment .............         602          196
     Accretion of interest on note payable and capital lease obligations .          28          230
   Changes in operating assets and liabilities:

     Accounts receivable .................................................      (1,793)      (7,725)
     Deferred costs ......................................................         (59)      (7,225)
     Prepaid expenses and other current assets ...........................         827        5,189
     Other assets ........................................................         853         (151)
     Accounts payable and accrued expenses ...............................     (12,642)     (15,613)
     Deferred revenue ....................................................        (380)       7,128
                                                                             ---------    ---------
   Net cash used in operating activities .................................     (23,926)     (28,131)

INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................     (29,380)     (33,847)
   Proceeds from sale of telecommunication assets ........................         254           --
                                                                             ---------    ---------
   Net cash used in investing activities .................................     (29,126)     (33,847)

FINANCING ACTIVITIES:
   Proceeds from subsequent public offering, net of costs ................          --      171,675
   Proceeds from issuance of preferred stock .............................          --       85,000
   Proceeds from issuance of note payable ................................       3,000           --
   Proceeds from exercise of common stock options ........................       1,009           --
   Principal payments on note payable and capital lease obligations ......        (457)        (135)
                                                                             ---------    ---------
   Net cash provided by financing activities .............................       3,552      256,540

Effect of exchange rate on cash and cash equivalents .....................         (85)          --

Net (decrease) increase in cash and cash equivalents .....................     (49,585)     194,562
Cash and cash equivalents at beginning of the period .....................      83,434       88,778
                                                                             ---------    ---------
Cash and cash equivalents at end of period ...............................   $  33,849    $ 283,340
                                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases .................................   $      98    $      --
  Interest paid ..........................................................         641          443

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

                               DIGEX, INCORPORATED

                                   (UNAUDITED)

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

2.   PROPOSED INTERMEDIA - WORLDCOM MERGER

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

         -- FUNDING AGREEMENT. After the completion of the Intermedia - WorldCom Merger, WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002. The loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. Nothing in the funding agreement would prevent Digex from seeking replacement funding from other sources. The funding arrangement is subject to the negotiation of a definitive funding agreement and the approval of the 2001 and 2002 business plans by WorldCom, each of which is expected to occur prior to the completion of the Intermedia
                  - WorldCom Merger.

         -- FACILITIES AGREEMENT. Effective January 1, 2001, managed Web hosting facilities for Digex will be built in several WorldCom data centers in the United States and around the world. Digex will lease space from WorldCom at these data centers based on customer demand.

                               DIGEX, INCORPORATED

                                   (UNAUDITED)

         -- NETWORK AGREEMENT. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities.

     As described above, Digex has entered into a series of commercial arrangements with WorldCom. These agreements are subject to termination if, among other things, the Intermedia - WorldCom Merger is not completed prior to December 31, 2001. The completion of the Intermedia - WorldCom Merger is subject to a number of conditions. While Digex believes it is probable the Intermedia - WorldCom Merger will close, if for any reason it does not, Digex might no longer have the benefit of the WorldCom commercial agreements or the funding to be made available by WorldCom for its 2001 and 2002 business plans. In addition, if the Intermedia - WorldCom Merger did not close, Intermedia would no longer be able to borrow under its existing credit facility or note purchase agreement with WorldCom and would unlikely be able to provide Digex with any additional funding for working capital needs, operating losses or capital expenditure requirements.

     Digex expects to continue experiencing negative cash flow from operating and investing activities due to its plans for expansion and the growth of the business. If necessary, Digex intends to draw on a vendor line of credit of up to $25.0 million, pursuant to the master lease and financing agreement, to facilitate the leasing of computer hardware and software in the future. Digex will also use the proceeds of $3.3 million in loans from the State of Maryland and Prince George's County to finance a portion of the cost of acquiring equipment and construction at its headquarter facilities in Laurel, Maryland.

     In the event the Intermedia - WorldCom Merger does not close, Digex's intention would be to access the capital markets for its necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes Digex will have access to sufficient funding to continue its business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002. However, there can be no assurance that such financing would be available to Digex or, if available, that the terms would be as favorable to Digex as those that would be available if the Intermedia - WorldCom Merger were to close.

3.  SERIES A CONVERTIBLE PREFERRED STOCK

     In January 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of its Class A common stock, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $2.0 million and $2.7 million was used for equipment purchases in 2001 and 2000, respectively. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

     In the event of liquidation, each share of preferred stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to common stockholders. The holders of the preferred

                               DIGEX, INCORPORATED

                                   (UNAUDITED)

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

4.  COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive losses (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                          (RESTATED)
Net loss available to common stockholders ..............   $(45,226)   $(25,881)

Other comprehensive loss:
     Foreign currency translation adjustments ..........        (85)         --
                                                           --------    --------

Comprehensive loss applicable to common stockholders ...   $(45,311)   $(25,881)
                                                           ========    ========

5.   COMMITMENTS

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

                               DIGEX, INCORPORATED

                                   (UNAUDITED)

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

7.   CONTINGENCIES

     On February 15, 2001, a memorandum of understanding was executed on behalf of all interested parties in the consolidated shareholder derivative and class action suit, setting forth an agreement in principle providing for the settlement of all actions in their entirety. Pursuant to the settlement, WorldCom will make a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders upon the closing of the Intermedia - WorldCom Merger. One half of the settlement fund net of plaintiffs' attorneys fees will be distributed to record holders of Digex common stock on September 1, 2000. The balance of the settlement fund net of attorneys' fees will be paid to record holders of Digex stock at the time of the consummation of the merger. Neither Intermedia nor its affiliates will be entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action will also be paid out of that settlement fund. In connection with the settlement, WorldCom will reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement will make Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

     On April 6, 2001, the Court approved of the final settlement of the suit at the settlement hearing held in the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court's approval of the settlement expired with no appeals having been filed. The settlement is contingent upon a number of events occurring, including the consummation of the Intermedia - WorldCom Merger. In the event that the merger does not occur or the other terms of the

                               DIGEX, INCORPORATED

                                   (UNAUDITED)

settlement are not fulfilled, the plaintiffs to the lawsuits may seek to have the order and settlement set aside and have the lawsuits reinstated. Digex does not expect to incur any future liability from the outcome of this litigation.

     Digex also does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's results of operations, cash flows, or financial position.

8.   SUBSEQUENT EVENTS

     In April 2001, Digex received proceeds for a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

9. RESTATEMENT

     Digex has restated its consolidated balance sheets as of March 31, 2001 and December 31, 2000 to reclassify its Series A preferred stock outside of stockholders' equity. The result of the reclassification was to reduce stockholders' equity in the amount of $74.6 million at March 31, 2001 and $71.6 million at December 31, 2000 (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $10.3 million at March 31, 2001 and $12.3 million at December 31, 2000 of available equipment purchase credits).

     As discussed in Note 3 "Series A Convertible Preferred Stock," the holders of the preferred stock will have the right, under certain circumstances, to require Digex to redeem the preferred stock. Digex is accreting the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss available to common stockholders by approximately $1.0 million (or $0.02 per share) for the three months ended March 31, 2001. The accretion will not have an impact on its business operations or cash flows. To date, Digex believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia restricting redemption and the requirement of legal availability of funds, which would prohibit redemption of the securities.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                            2001          2000
                                                           ------        ------
Revenues ...........................................        100.0%        100.0%

Costs and expenses:
     Cost of operations ............................          9.7          15.3
     Cost of services ..............................         46.3          40.7
     Selling, general and administrative ...........         70.1         103.0
     Deferred compensation .........................          2.0           3.9
     Depreciation and amortization .................         54.5          48.7
                                                           ------        ------
Total costs and expenses ...........................        182.5         211.5
                                                           ------        ------

Loss from operations ...............................        (82.5)       (111.5)
Other income (expense):
     Interest expense ..............................         (1.3)         (1.7)
     Interest and other income .....................          0.5          13.6
                                                           ------        ------

Loss before cumulative effect of change in
    accounting principle ...........................        (83.4)        (99.7)
Cumulative effect of change in accounting
    principle ......................................           --          (0.6)
                                                           ------        ------
 Net loss ..........................................        (83.4)       (100.3)
                                                           ======        ======

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

     We expect to continue experiencing negative cash flow from operating and investing activities due to our plans for expansion and the growth of our business. We anticipate we will have significant cash requirements for several years as we expand our data center capacity, increase servers under management, increase our employee base, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest significantly in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. With our existing cash resources and financing available from Intermedia, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into mid 2001. Upon depletion of these financing sources, we intend to rely on WorldCom for funding. In the event the Intermedia - WorldCom Merger does not close, our intention would be to access the capital markets for our necessary funding. Management has had preliminary discussions with third party sources regarding potential financing, including vendor financing facilities or other asset backed secured financing. Based on these discussions, management believes we will have access to the capital markets to obtain sufficient funding to continue our business plans as described above or, at a minimum, in an amount that would provide sufficient funding to execute a modified or curtailed plan into 2002. See "Risk Factors-- The failure of the Intermedia - WorldCom Merger to close would adversely impact us" in our Form 10-K for the year ended December 31, 2000 as filed with the SEC on April 2, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No changes.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The legal proceedings discussed in Note 7 of the Notes to the Consolidated Financial Statements in Part I, Item 1, above, are hereby incorporated by reference herein. We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

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
                           WorldCom Network Services, Inc., dated as of January
                           1, 2001. *

         10.2     --       Master Facilities Agreement between Digex and MCI
                           WorldCom Network Services, Inc., dated as of January
                           1, 2001. *

         10.3     --       Stipulation of Settlement between all parties to the
                           consolidated action entitled In Re: Digex, Inc.
                           Shareholders Litigation, Consolidated Civil Action
                           No. 18336 NC pending in the Court of Chancery of the State of Delaware, Richard A. Jalkut, Jack E. Reich, and Mark K. Shull, dated as of March 2, 2001. *


      ----------
         * Incorporated herein by reference from Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

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

                                                    DIGEX, INCORPORATED
                                                       (Registrant)

                                                   /s/ Timothy M. Adams
                                                  -----------------------
                                                      Timothy M. Adams
                                                   CHIEF FINANCIAL OFFICER

                                                   /s/ T. Scott Zimmerman
                                                  -----------------------
                                                     T. Scott Zimmerman
                                                VICE PRESIDENT AND CONTROLLER


Dated: December 7, 2001