Form 10-Q/A
period 2001-06-30
DIGEX INC/DE
filed 2001-12-07
CIK 1085098

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

                               DIGEX, INCORPORATED

                                      INDEX

                                                                                                             PAGE
                                                                                                              NO.
                                                                                                             ----
                          PART I. FINANCIAL INFORMATION


ITEM 1.       Financial Statements (Unaudited):

              Consolidated Statements of Operations--
                  Three and six months ended June 30, 2001 and 2000 ......................................    4
              Consolidated Balance Sheets--
                  June 30, 2001 and December 31, 2000.....................................................    5
              Consolidated Statements of Cash Flows--
                  Six months ended June 30, 2001 and 2000.................................................    6
              Notes to Consolidated Financial Statements..................................................    7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................................   14

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..................................   24




                           PART II. OTHER INFORMATION


ITEM 1.       Legal Proceedings...........................................................................   25

ITEM 2.       Changes in Securities and Use of Proceeds...................................................   25

ITEM 3.       Defaults Upon Senior Securities.............................................................   25

ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................   25

ITEM 5.       Other Information...........................................................................   25

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   25

              Signatures..................................................................................   27



                                INTRODUCTORY NOTE

     Digex, Incorporated hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, originally filed with the Securities and Exchange Commission on August 14, 2001, to restate the consolidated financial statements and update certain information in the notes to the consolidated financial statements (Part I, Item 1).

     The carrying amount of the Series A preferred stock was originally reported in stockholders' equity in the consolidated balance sheets included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 2000 through June 30, 2001 and in the Annual Report on Form 10-K for the year ended December 31, 2000. However, because of certain redemption features of the preferred stock, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock at December 31, 2000 in Amendment No. 2 to its Annual Report on Form 10-K/A and at June 30, 2001 in this Form 10-Q/A. Refer to Notes 3 and 9 to the consolidated financial statements for additional information.

                          PART 1: FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        UNAUDITED (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                  ----------------------------------  ----------------------------------
                                                         2001              2000              2001              2000
                                                  ---------------- -----------------  ----------------  ----------------
                                                      (RESTATED)                          (RESTATED)

Revenues.........................................   $      53,791     $      40,368     $     106,843     $      66,164

Costs and expenses:
     Cost of operations..........................           4,375             9,098             9,531            13,038
     Cost of services............................          26,455            16,055            51,000            26,543
     Selling, general and administrative.........          36,606            34,195            73,786            60,770
     Deferred compensation ......................             734               996             1,806             1,990
     Depreciation and amortization...............          32,149            17,981            61,036            30,552
                                                     -------------     -------------     -------------     -------------
Total costs and expenses.........................         100,319            78,325           197,159           132,893
                                                     -------------     -------------     -------------     -------------
Loss from operations.............................         (46,528)          (37,957)          (90,316)          (66,729)
Other income (expense):
     Interest expense............................            (739)             (429)           (1,445)             (872)
     Interest income and other...................             (56)            3,901               219             7,401
                                                     -------------     -------------     -------------     -------------

Loss before cumulative effect of change in
   accounting principle..........................         (47,323)          (34,485)          (91,542)          (60,200)
Cumulative effect of change in accounting
   principle.....................................              --                --                --              (166)
                                                     -------------     -------------     -------------     -------------

Net loss.........................................         (47,323)          (34,485)          (91,542)          (60,366)
Accretion of preferred stock discount ...........          (1,006)                --           (2,013)                --
                                                     -------------     -------------     -------------     -------------
Net loss available to common stockholders .......   $     (48,329)     $    (34,485)     $    (93,555)     $    (60,366)
                                                     =============     =============     =============     =============


LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss before cumulative effect of change in
   accounting principle..........................   $       (0.76)     $      (0.54)     $      (1.47)     $      (0.95)
Cumulative effect of change in accounting
   principle.....................................              --                --                --             (0.01)
                                                     -------------     -------------     -------------     -------------
Net loss per common share .......................   $       (0.76)     $      (0.54)     $      (1.47)     $      (0.96)
                                                     =============     =============     =============     =============


Shares used in computing basic and diluted net
     loss per share .............................      64,075,828        63,503,516        64,013,802        63,062,198
                                                     =============     =============     =============     =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
            RESTATED (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       2001                2000
                                                                                  ---------------    ------------------
                                                                                   (UNAUDITED)
                                    ASSETS

Current assets:
     Cash and cash equivalents .............................................   $          14,730    $           83,434
     Restricted investments ................................................               3,158                 2,000
     Accounts receivable, net of allowance of  $4,978 in 2001 and $4,741 in
         2000, respectively.................................................              41,068                42,201
     Due from Intermedia ...................................................                  --                    40
     Deferred costs ........................................................               7,685                 8,627
     Prepaid expenses and other current assets..............................               7,122                 7,452
                                                                                  ---------------    ------------------
            Total current assets............................................              73,763               143,754
Property and equipment, net.................................................             355,557               348,975
Intangible assets, net......................................................              21,226                23,222
Other assets................................................................               3,279                 5,100
                                                                                  ---------------    ------------------
            Total assets....................................................   $         453,825    $          521,051
                                                                                  ===============    ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses..................................   $          58,254    $           59,455
     Current portion of deferred revenue....................................               7,032                 7,734
     Current portion of notes payable.......................................               4,317                 2,772
     Current portion of capital lease obligations...........................               2,032                 1,871
     Due to Intermedia .....................................................               5,614                    --
     Note payable to Intermedia ............................................              12,000                    --
                                                                                  ---------------    ------------------
            Total current liabilities.......................................              89,249                71,832
Deferred revenue............................................................               2,565                 4,025
Notes payable...............................................................               3,236                 1,435
Capital lease obligations...................................................              27,343                27,131
                                                                                  ---------------    ------------------
            Total liabilities...............................................             122,393               104,423
                                                                                  ---------------    ------------------

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 100,000 Series A Convertible shares issued and outstanding (aggregate liquidation preference
of $100,000)................................................................              76,661                71,572

Stockholders' equity:
       Class A common stock, $.01 par value; 100,000,000 shares authorized;
         24,788,466 and 24,546,543 shares issued and outstanding in 2001 and
         2000, respectively ................................................                 248                   245
       Class B common stock, $.01 par value; 50,000,000 shares authorized;
         39,350,000 issued and outstanding in 2001 and 2000, respectively ..                 394                   394
     Additional capital.....................................................             547,819               550,465
     Accumulated deficit....................................................            (287,411)             (195,869)
     Deferred compensation..................................................              (6,035)              (10,141)
     Accumulated other comprehensive loss  .................................                (244)                  (38)
                                                                                  ---------------    ------------------
            Total stockholders' equity......................................             254,771               345,056
                                                                                  ---------------    ------------------
            Total liabilities and stockholders'equity.......................   $         453,825    $          521,051
                                                                                  ===============    ==================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        UNAUDITED (AMOUNTS IN THOUSANDS)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             -----------------------------------
                                                                                  2001               2000
                                                                             ----------------   ----------------
OPERATING ACTIVITIES:
   Net loss .............................................................         $  (91,542)         $ (60,366)
   Cumulative effect of change in accounting principle ..................                 --                166
                                                                             ----------------   ----------------

   Loss before cumulative effect of change in accounting principle ......            (91,542)           (60,200)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization.......................................             61,036             30,552
     Provision for doubtful accounts.....................................              7,499              2,953
     Amortization of deferred compensation...............................              1,806              2,026
     Loss on sale/ disposals of telecommunications equipment.............                854                313
     Accretion of interest on note payable and capital lease obligations                  56                312
   Changes in operating assets and liabilities:
     Accounts receivable.................................................             (6,366)           (17,284)
     Deferred costs .....................................................                942             (9,021)
     Prepaid expenses and other current assets...........................                330             (3,867)
     Other assets........................................................              1,407               (317)
     Accounts payable and accrued expenses ..............................             (1,201)               (28)
     Deferred revenue ...................................................             (2,162)             8,928
     Due to (from) Intermedia ...........................................              5,654              3,026
                                                                             ----------------   ----------------
   Net cash used in operating activities.................................            (21,687)           (42,607)

INVESTING ACTIVITIES:
   Purchases of property and equipment...................................            (62,428)           (97,078)
   Proceeds from sale of telecommunication assets .......................                313                 --
   Purchase of restricted investments ...................................             (1,158)                --
                                                                             ----------------   ----------------
   Net cash used in investing activities.................................            (63,273)           (97,078)

FINANCING ACTIVITIES:
   Proceeds from subsequent public offering, net of costs ...............                 --            171,641
   Proceeds from issuance of preferred stock ............................                 --             85,000
   Proceeds from issuances of notes payable .............................             15,300                 --
   Proceeds from exercises of common stock options.......................              2,084                775
   Principal payments on note payable and capital  lease obligations ....               (922)              (397)
                                                                             ----------------   ----------------
   Net cash provided by financing activities.............................             16,462            257,019

Effect of exchange rate on cash and cash equivalents ....................               (206)                --

Net (decrease) increase in cash and cash equivalents ....................            (68,704)           117,334
Cash and cash equivalents at beginning of the period ...................              83,434             88,778
                                                                             ----------------   ----------------
Cash and cash equivalents at end of period ..............................          $  14,730          $ 206,112
                                                                             ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through capital leases ................................          $   1,285             $   --
  Interest paid..........................................................              1,299                872

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


2.   INTERMEDIA - WORLDCOM MERGER

     On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia - WorldCom Merger"). As a result of the Intermedia - WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 61.4% of Digex's equity interests and controls 94.1% of Digex's voting interests, calculated based on total common stock outstanding, as of July 1, 2001.

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


3.  SERIES A CONVERTIBLE PREFERRED STOCK

     In January 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of its Class A common stock, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $3.1 million and $2.7 million was used for equipment purchases in 2001 and 2000, respectively. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

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


4.  COMPREHENSIVE LOSS

     The following table reflects the calculation of comprehensive losses (in thousands):

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          ----------------------------- -- -----------------------------
                                                              2001            2000            2001             2000
                                                          -------------    ------------    ------------    -------------
                                                           (RESTATED)                      (RESTATED)
     Net loss available to common stockholders.....         $ (48,329)      $ (34,485)      $ (93,555)        $(60,366)

     Other comprehensive loss:
          Foreign currency translation adjustments ..            (121)              --           (206)               --
                                                          -------------    ------------    ------------    -------------

     Comprehensive loss applicable to common
         stockholders ...............................       $ (48,450)      $ (34,485)      $ (93,761)        $(60,366)
                                                          =============    ============    ============    =============


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

                              DIGEX, INCORPORATED

                                   (UNAUDITED)


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


6.   RELATED PARTY AGREEMENTS

     Under the terms of the network services agreements with Intermedia, which expired in July 2001, Intermedia provided Digex with east and west coast Internet transit and Internet access. The charges for the Internet transit and access services amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2001.


7.   CONTINGENCIES

     On April 6, 2001, a final settlement of the consolidated derivative and class action suits was approved by the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court's approval of the settlement expired with no appeals having been filed.

                              DIGEX, INCORPORATED

                                   (UNAUDITED)


     Pursuant to the settlement, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia - WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs' attorneys fees was distributed to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys' fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action was paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

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

                              DIGEX, INCORPORATED

                                   (UNAUDITED)


9. RESTATEMENT

     Digex has restated its consolidated balance sheets as of June 30, 2001 and December 31, 2000 to reclassify its Series A preferred stock outside of stockholders' equity. The result of the reclassification was to reduce stockholders' equity in the amount of $76.7 million at June 30, 2001 and $71.6 million at December 31, 2000 (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $9.2 million at June 30, 2001 and $12.3 million at December 31, 2000 of available equipment purchase credits.)

     As discussed in Note 3 "Series A Convertible Preferred Stock," the holders of the preferred stock will have the right, under certain circumstances, to require Digex to redeem the preferred stock. Digex is accreting the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss available to common stockholders by approximately $1.0 million (or $0.02 per share) and $2.0 million (or $0.04 per share) for the three and six months ended June 30, 2001, respectively. The accretion will not have an impact on its business operations or cash flows. To date, Digex believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia restricting redemption and the requirement of legal availability of funds, which would prohibit redemption of the securities.

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


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                   ----------------------------       ---------------------------

                                                   ----------------------------       ---------------------------
                                                      2001             2000              2001            2000
                                                   -----------      -----------       -----------     -----------
   Revenues ...................................         100.0            100.0%            100.0%          100.0%

   Costs and expenses:
        Cost of operations ....................           8.1             22.5               8.9            19.7
        Cost of services ......................          49.2             39.8              47.7            40.1
        Selling, general and administrative ...          68.0             84.7              69.1            91.8
        Deferred compensation .................           1.4              2.5               1.7             3.0
        Depreciation and amortization .........          59.8             44.5              57.1            46.2
                                                   -----------      -----------       -----------     -----------
   Total costs and expenses ...................         186.5            194.0             184.5           200.9
                                                   -----------      -----------       -----------     -----------

   Loss from operations .......................         (86.5)           (94.0)            (84.5)         (100.9)
   Other income (expense):
        Interest expense ......................          (1.4)            (1.1)             (1.4)           (1.3)
        Interest income and other  ............          (0.1)             9.7               0.2            11.2
                                                   -----------      -----------       -----------     -----------

   Loss before cumulative effect of change in
       accounting principle ...................         (88.0)           (85.4)            (85.7)          (91.0)
   Cumulative effect of change in accounting
       principle ..............................            --               --                --            (0.3)
                                                   -----------      -----------       -----------     -----------
    Net loss ..................................         (88.0)           (85.4)            (85.7)          (91.3)
                                                   ===========      ===========       ===========     ===========

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

DEFERRED COMPENSATION

    Deferred compensation expense decreased 9.2% to $1.8 million for the six months ended June 30, 2001 compared to $2.0 million for the same period in 2000. The decrease was primarily due to forfeitures in stock options granted to certain employees at exercise prices below market value since June 30, 2000. During the year ended June 30, 2001, approximately $4.2 million of unearned compensation was forfeited. Since June 30, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.


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



                                          DIGEX, INCORPORATED
                                             (Registrant)


                                           /s/ TIMOTHY M. ADAMS
                                         --------------------------------
                                                Timothy M. Adams
                                            CHIEF FINANCIAL OFFICER



                                           /s/ T. SCOTT ZIMMERMAN
                                         --------------------------------
                                               T. Scott Zimmerman
                                          VICE PRESIDENT AND CONTROLLER



Dated:   December 7, 2001