Form 10-K
period 2001-12-31
DIGEX INC/DE
filed 2002-04-01
CIK 1085098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [ ]

      Aggregate market value of the voting stock held by non-affiliates (1) of the registrant on February 28, 2002: $22,791,727.

      As of February 28, 2002, there were 24,788,466 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K will be incorporated by reference from the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

                               DIGEX, INCORPORATED

                                      INDEX

                                                                                                Page
                                                                                                ----
                                             PART I

Item 1   Business.............................................................................    1
Item 2   Properties...........................................................................   21
Item 3   Legal Proceedings....................................................................   23
Item 4   Submission of Matters to a Vote of Security Holders..................................   23

                                             PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters................   24
Item 6   Selected Financial and Other Operating Data..........................................   25
Item 7   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................
Item 7A  Quantitative and Qualitative Disclosures About Market Risk ..........................   44
Item 8   Financial Statements and Supplementary Data..........................................   45
Item 9   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.........................................................   45

                                             PART III

Item 10  Directors and Executive Officers of the Registrant...................................   46
Item 11  Executive Compensation...............................................................   46
Item 12  Security Ownership of Certain Beneficial Owners and Management.......................   46
Item 13  Certain Relationships and Related Transactions.......................................   46

                                             PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   47
         Signatures...........................................................................   52

                                     PART I

      References in this report to "we," "the Company," or "Digex," mean Digex, Incorporated except where the context otherwise requires. This report contains certain "forward-looking statements" concerning Digex's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

Item 1. Business

Overview

      We are a provider of advanced hosting services for companies conducting business on the Internet. In alliance with WorldCom, Inc., we combine Web infrastructure and 24x7 technical support with robust, global network resources. Our services include server management, application support, managed networking services, and customer care and support services. We also offer value-added IT services, such as enhanced security, database services, high-availability and application optimization services, stress testing, and consulting services. As part of our services, we provide the installation and maintenance of computer hardware and software, network technology, and systems management to offer our customers a broad range of managed hosting solutions. From major corporations to Internet-based businesses, our customers use our services to rapidly deploy their business solutions including on-line financial services, on-line procurement, electronic retailing, and customer self-service applications.

      At December 31, 2001, we served over 600 customers, including 39 of the Fortune 500 companies. We also managed 3,588 Windows- and UNIX-based servers in our data centers, which are positioned on the east and west coasts of the United States, and in Europe and Asia.

      The following are among the factors that we believe will continue to drive our business:

            . the ability to facilitate the implementation and expansion of customers' Internet-based initiatives;

            . an operating platform designed to allow us to scale our operations to lower marginal unit costs and increased operating margins;

            . substantial working relationships with other technology companies including BEA Systems Inc., Cisco Systems, Compaq, Microsoft, Oracle, and Sun Microsystems,;

            . an affiliation with WorldCom Inc., with the ability to leverage WorldCom's customer relationships, sales force, and global network and facilities infrastructure;

            . a network of alliances which provide complementary design, development and integration services for our customers and which are intended to represent a source of new customer referrals for Digex;

            . a team of technical experts with certifications from technology companies such as Cisco Systems, Microsoft, Oracle, and Sun Microsystems;

            . a skilled engineering organization dedicated to identifying the best available tools, technologies and processes; and

            .     a geographically distributed sales force.

Our History

      Our business started in 1996 as the Web hosting unit of Business Internet, Inc., previously known as DIGEX, Incorporated, a company that was principally an Internet access and Web hosting services provider. Business Internet went public in October 1996 under the name DIGEX, Incorporated, and was acquired by Intermedia Communications Inc. in July 1997. In contemplation of our initial public offering, we were incorporated as Digex, Incorporated in April 1999, and Business Internet contributed our assets to the newly formed Digex, Incorporated in order to effect a recapitalization of our business. On August 4, 1999, we sold 11,500,000 shares of Class A common stock in our initial public offering. Subsequent to our initial public offering, Business Internet contributed our Class B common stock to its wholly-owned subsidiary, Intermedia Financial Company.

      On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was paid in cash and $15.0 million was in the form of equipment credits from Compaq. See
Note 8 of the notes to our consolidated financial statements. We also entered into strategic development agreements with both companies to advance our capabilities to more rapidly install, manage and upgrade Microsoft Windows-based servers and to streamline the order, delivery and installation of Compaq hardware and storage devices.

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

Recent Developments

      On July 1, 2001, a wholly-owned subsidiary of WorldCom, Inc. merged with and into Intermedia Communications Inc., with Intermedia continuing as the surviving corporation as a subsidiary of WorldCom (the "Intermedia - WorldCom Merger"). As a result of the Intermedia - WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than its 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 61.4% of Digex's equity interests and controls 94.1% of Digex's voting interests, calculated based on total common stock outstanding, as of December 31, 2001.

      Since January 2001, our commercial agreements with WorldCom enable us to work together to bring managed hosting solutions to the market. These agreements include the sales channel agreement, facilities agreement, network agreement, and funding agreement. Under the sales channel agreement, WorldCom can purchase the Digex portfolio of managed Web hosting products for resale to its customers. The facilities agreement allow managed Web hosting facilities for Digex to be built into existing WorldCom data centers in the United States and abroad based on Digex SmartCenter(SM) specifications. In 2001, through this agreement, we operationalized our SmartCenters in Ashburn, Virginia; Somerset, New Jersey; Paris, France; Frankfurt, Germany; and Tokyo, Japan. Through the network agreement, we are able to connect our Internet data centers to the WorldCom global IP network. The funding agreement provides for funding of our 2002 business plan. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      We have completed our second year of a three-year joint development project with Compaq and Microsoft. In 2001, we reached several goals. Some of those included:

            . the continued development and releases of several features focused on self service, security, real-time asset and configuration data in ClientCentral(TM), a management portal that allows customers to access customer-specific asset data, billing information, performance statistics, and service ticket detail;

            . the release of Application Notification Services (ANS), powered by the ArchiteX framework, which is a service that enables the exchange of back office information between partners and customers leveraging industry standard technology, such as the eXtensible Markup Language (XML), to provide rapid problem resolution and increased system availability;

            . the release of Managed Express Hosting, a new global managed Web and application hosting portfolio developed to meet the unique, growing demands of small to medium-sized enterprises
                  (SMEs), departmental Web requirements of larger-sized enterprises and emerging international markets;

            . the release of Digex Operations Central, which is a core component of our central management infrastructure, that allows high levels of efficiency and scale in our operations environment;

            . the development of automated packages around the Microsoft .Net product suite that provision across various Compaq servers and storage;

            . progress in building next generation Web services that will allow customers to subscribe to critical operational and business support data; and

            . the filing of a patent for the Digex ArchiteX framework, which enables next generation Internet applications and services. The ClientCentral trademark and Digex ArchiteX patent are currently pending approvals from the U.S. Patent and Trademark Office.

Industry Background

Introduction

      Over the last few years, mainstream businesses have begun to implement Web sites to complement traditional business models and applications. Among the various factors which continue to attract these businesses to the Internet is the transformation of Web sites from being primarily text-based and informational to becoming interactive, multimedia-enabled, and transaction-oriented. New technologies and development tools have also led to the Web-enabling of traditional business functions and applications such as customer service, procurement, human resource management, and sales force automation. Forrester Research predicts that by 2006, 18% of global sales will be conducted on-line, with North America accounting for 58% ($7.5 trillion) in on-line business and consumer trade. Internet operations and applications are therefore becoming increasingly mission-critical for many mainstream enterprises. Ensuring the quality, reliability, and availability of these Internet operations typically requires substantial investments in developing Internet expertise and infrastructures. As a result, businesses often seek collaborative outsourcing arrangements that can increase performance, provide continuous operation of their Internet solutions, and reduce Internet operating expenses.

      According to IDC, a global provider of technology market forecasts, the managed/dedicated segment of the U.S. hosting market grew 32% during 2001 to $2.6 billion, and is expected to grow at a compound annual growth rate of 45% through 2006. In a 2001 survey conducted by IDC, the decision drivers for the outsourcing of Web site management are cost savings, lack of in-house skill sets, security, and support. In the same survey, the primary corporate Web site initiatives that are targeted for outsourcing in order of usage are marketing and information purposes, e-business applications, e-commerce initiatives, and software download management. This migration of business applications to the Internet will drive growth in the managed hosting market.

      We continue to position ourselves to take advantage of these market-driven requirements and are pursuing the $4.2 billion dedicated hosting market forecasted by IDC for 2002.

Segments of Hosting Services

      In order to establish a high quality, reliable Web site or to run a Web-based application on the Internet, businesses must, among other things, procure and integrate sophisticated hardware and software, hire and retain an operations support staff, develop application specific technical skills, and have access to a secure, fault-tolerant physical location and redundant Internet connectivity. While it is possible for a business to assemble all of these elements in-house (i.e. without the help of a specialized provider), many companies elect to outsource all or a portion of their Internet operations to companies offering hosting services. Hosting companies, in general, provide various infrastructure-related services, including secure, monitored data centers, uninterrupted power supply and high-speed network connectivity. We categorize the market for outsourced Web hosting services into the following:

            . Shared Hosting: Customers share server hardware, software and bandwidth with other customers. Shared hosting provides a price competitive entry point for individuals and businesses desiring a simple Web site.

            . Colocation Hosting: Customers own their hardware, software and network equipment, which is housed at the Web site hosting company's facilities. The customers retain responsibility for the installation, management, upgrading and security of their Web sites. While colocation requires the customer to assume the majority of the responsibilities for the operation of its Web site, colocation has been and remains an attractive option for Web-centric companies with advanced in-house Internet expertise.

            . Managed Hosting: Customers are provided a complete hosting solution. Unlike colocation, the service provider supplies the hardware, software, network equipment and support necessary to run the Web site or application. Managed hosting today includes dedicated services as well as value-added services, such as firewall management, stress testing and consulting services. As Web-enabled IT solutions have become more complex, even large and technically astute businesses have found Internet technologies and applications a challenge to manage. For such companies, including many Fortune 2000 companies, managed hosting has become a preferred alternative.

      A variety of companies, such as Internet service providers (ISPs) and large systems integrators, offer products and services that attempt to address enterprises' Internet outsourcing needs. However, we believe the solutions offered by these companies fail to address certain elements required to ensure that customers' mission-critical Internet operations are reliable, scalable and responsive. Internet service providers, commonly referred to as ISPs, have traditionally focused on providing Internet access and many have not developed the technical expertise and physical resources to support mission-critical Web sites and applications. In addition, many large systems integrators focus primarily on large enterprises and traditional information technologies. As a result, we believe a significant opportunity exists for companies to provide a combination of complex hosting, outsourced applications management and professional consulting services that enable businesses to implement reliable, high-performance and cost effective Internet solutions.

Digex Solution

      We focus primarily on providing managed Web and application hosting services. Our core competency is developing and managing mission-critical Web solutions for Fortune 2000 companies, application providers, and Web-centric businesses. We believe we are positioned to assist such businesses in optimizing the potential of the Internet and their Internet-related applications by providing our customers with the following advantages:

      A Suite of Managed Services. We provide a suite of services that enables companies to conduct business on the Internet. Using a technical staff of certified engineers, and through the security and reliability of our data centers, we provide the services and expertise so that our customers have secure, scalable, high performance operation of mission-critical Web sites and applications 24-hours a day. These services include:

            . managed servers including the support of Windows- and UNIX-based dedicated servers;

            . managed application services such as support for various Web servers, directory servers, database servers, application servers and commerce suites;

            . managed networking services such as intelligent networking, private networking, and inter-data center networking;

            . customer care and support services such as client services and access to our self-service portal; and

            . value-added IT services such as enhanced security, database services, high availability and application optimization services, stress testing, and consulting services.

      Internet and Private Network Connectivity. We provide network connectivity services for our customers' Web sites as well as direct private networking options for secure "back-end" network connections to private corporate networks and information systems. Through our network services agreements with WorldCom, we offer Internet connectivity that provides the following:

            . connectivity to a redundant high speed global IP network via WorldCom;

            . use of WorldCom's public and private peering relationships, permitting direct exchange of traffic with a significantly large number of carriers and ISPs;

            . use of WorldCom's regional direct connections to major ISPs, dial-up carriers and content service providers; and

            . service level agreements guaranteeing high availability and performance.

      Digex also offers an array of intelligent networking services including products and services from Akamai and Cisco Systems.

      Customer Care and Technical Support. We provide customers with 24-hours a day direct access to our staff of customer care and technical support personnel. We also use a variety of monitoring services from our network operations center, which allows us to address problems or rapidly identify and remedy service interruptions. We believe this level of customer support differentiates Digex in the marketplace.

      At our network operations center, we monitor and report on the health of servers, software, networks, and security devices managed by us through our centralized server monitoring platform. The network operations center uses a variety of technologies and tools, including the Aprisma Spectrum, Micromuse Netcool, and SiteScope products, to monitor a large volume of server resources such as processor utilization, system and application processes, log files, ports and disk space, and security devices, such as firewalls. In addition, the network operations center monitors specific network devices, such as routers, switches and load balancing equipment that are critical to the successful delivery of our hosting services.

      Data Centers. Our data centers contain multiple, freestanding computer rooms to provide containment and isolation. Physical security has been implemented through controlled security zones requiring card key, personal identification number, and biometric identification. Surveillance cameras record movement through the data centers and security guards provide real-time roaming visibility. Cooling and environmental controls for each data center are designed to monitor and maintain temperature and humidity levels. Finally, all telecommunications connections enter the data centers through multiple points from different service arrangements.

Digex Services

      We offer a broad range of managed services designed to address the rapidly evolving requirements of Web-based business initiatives. Our services include the following:

      .     core hosting services;

      .     managed applications;

      .     managed networking;

      .     customer care and support services; and

      .     value-added IT services.

Core Hosting Services

      Managed Servers. We offer dedicated Web and application hosting services designed to enable reliable, scalable, mission-critical Web solutions. We operate both Windows- and UNIX-based servers using hardware from Compaq and Sun Microsystems. The Digex Build begins with the operating system (O/S) layer which has been engineered for security, reliability and scalability. We have standardized upon Windows NT4 and 2000 for Compaq servers and Sun Solaris 2.6 and 2.8 for Sun Servers. By standardizing around the hardware and operating systems produced by these vendors, we are able to quickly upgrade, configure and implement the new servers necessary to accommodate our customers' growing needs for higher computing speeds and capacity. We are able to offer customers the option of including the cost of standard equipment in their monthly services fees or providing it themselves.

      Digex SmartServices(SM). We offer a package of core managed hosting services, under the Digex SmartServices(SM) brand, to provide administration, monitoring, reporting, security, and backup services for a customer's mission-critical Internet operations. Our administration services provide management services for hardware, software and network infrastructure, including installation, maintenance, and trouble shooting. Our monitoring services are designed to identify problems that impact the system availability and response times. Our reporting services provide detailed information about servers, applications, sites, and network performance. Finally, our backup services provide data availability and integrity with backup, recovery, and storage solutions. Digex SmartServices(SM) also include:

            . help-desk support available 24-hours a day with access to certified technical professionals;

            . inventory of parts on-site for upgrading and maintenance of hardware and software;

            .     industry and vendor security alerts and maintenance; and

            . secure remote administration capabilities for remote management.

      Managed Express Hosting. Jointly launched in December 2001 with WorldCom, managed express hosting is a global managed Web and application hosting portfolio developed to meet the growing demands of small to medium size enterprises, as well as the departmental Web requirements of larger-sized enterprises and emerging international markets.

Managed Applications

      We provide support for a variety of applications which can be used to build and conduct business on the Internet. For each platform (Sun Solaris and Microsoft Windows), we provide equivalent product sets, allowing us to provide parallel levels of service regardless of the platform our customers wish to run. Each application is incorporated into an automated Digex Build that has been prepared for the application. This automated build can be completed over a scaling number of servers. Applications supported by us include various operating systems, Web servers, directory servers, database servers, application servers, and commerce suites.

      Web Servers and Directory Servers. On the Windows platform, we support Microsoft Internet Information Server for NT4 and Windows 2000. For Directory Services, we support Primary and Backup Domain Controllers for NT4 configurations and Active Directory for Windows 2000 implementations. On the Sun Solaris platform, we offer iPlanet Web Server and iPlanet Directory Server, which offer equivalent capabilities to the Microsoft Windows services.

      Database Servers. We support database servers on both the Microsoft Windows and Sun Solaris platforms. For Microsoft Windows, we support Microsoft SQL database products. In addition to offering SQL for Windows, we added support for Oracle 8i for Windows in September 2001. We also added Oracle Standard Edition to our product line, and in October 2001 we extended our support for Oracle on Sun Solaris by introducing Oracle 9i.

      Application Servers and Commerce Suites. Our primary commerce products on Windows are Microsoft Site Server Commerce Edition for NT4 and Microsoft Commerce 2000 for Windows 2000. On the Sun Solaris platform, we support iPlanet Application Server 6.0. Support for BEA Weblogic, ATG Dynamo, and IBM Websphere applications is also available.

Managed Networking

      Intelligent Networking. We offer a variety of intelligent networking services to our customers. These services include load balancing and geographical distribution of network traffic using Cisco Systems technology and high-performance delivery of Internet content using the Akamai network and technology.

      Private Networking. Our private networking services are primarily used to securely connect a customer's Web site at our site to their private corporate network or information system. We offer a variety of management options for private line and virtual private network (VPN) services.

      Dynamic Inter-Data Center Networking. We provide high speed interconnections between data centers to enable virtual local area networks
(VLAN) to span regions. This can be important in designing real-time disaster avoidance solutions. For example, two databases can be maintained in two geographically distributed locations in real-time.

Customer Care and Support Services

      Client Services. In addition to our core SmartServices(SM), we provide a defined set of project management and technical consultation deliverables which are designed to provide customers with the information needed to measure the performance, satisfaction, and return on a Web solution. Our client service teams are comprised of project managers, technical account managers, and system engineers. The team provides consultative deliverables, including case summary and analysis, project management, upgrades, change management, and inventory and security audits.

      Digex ClientCentral(TM) Portal. Digex's customer portal provides access into some of our back office systems. The portal is XML-enabled, and provides customers with services such as case management and status queries, personalized content, asset management, performance reporting, on-line bill presentment, on-line technical references, and contact and escalation information.

      Application Notification Services. Application Notification Services (ANS) is a solution that allows developers to enable an application to send a notification based on a specific application event, such as an application error. The solution utilizes our ArchiteX framework, an automated messaging and routing system. This solution is managed through our ClientCentral portal.

Value-added IT Services

      Security Services. Our security services are designed to maximize the security of a customer's Web site or application. In July 2001, we introduced the RSA SecurID product, which provides additional protection to our customer's data by allowing access to information only upon successfully completing a two-factor authentication process. Other security service offerings include security scanning and vulnerability assessment services, managed firewalls, encryption software, and authentication devices. In November 2001, we introduced a high speed firewall offering for active business transaction sites. This firewall, built on the Nokia IP740 security appliance, is configured to run on our hardened server build. We offer this managed firewall solution to meet the demand of enterprises who desire up to a gigabit per second of throughput for their e-commerce Web presence, large data, and Web application backup and configurations of multi-site VPNs.

      Database Services. Our database services provide the installation, configuration, maintenance, and support of databases on the Windows and Solaris platforms. In January 2002, we expanded our services for Oracle databases by including features for administering and maintaining customers' databases, as well as services for greater monitoring capability. We use advanced technology to provide database maintenance solutions, including preventive maintenance, problem diagnosis and resolution, space management, and reorganization and tuning for Oracle databases.

      High-Availability Services. We offer solutions at the network, server and application layers, with products and Web architectures that are built for speed and redundancy. Our service offerings address a customer's Web site as a whole, including content delivery, transaction processing and database processing. Additionally, we provide high-availability database solutions on both platforms:
SQL 2000 Dynamic Failover for Windows, and Oracle 8i Dynamic Failover for Solaris. With our Dynamic Failover (DFO) product offerings, we provide a variety of high-availability database solutions on both the Windows and Sun platforms. These solutions are designed to automatically switch over to another server in the event of a failure. Digex also expanded Dynamic Failover options on the Sun platform by adding support for multiple node solutions in a number of active/passive or active/active configurations for Oracle Dynamic Failover in December 2001. In December 2001, we introduced Akamai EdgeSuite(SM) to our solutions portfolio. EdgeSuite is an integrated set of functionalities designed to reduce Internet infrastructure complexities and costs by extending performance, scalability, and reliability benefits of content delivery throughout an entire Web site.

      Application Optimization Services. Our Application Optimation Center (AOC) was formed in September 2001 to help our customers enhance their application performance. The AOC provides pre- and post-production deployment and integration services for client applications. These services include:

            .     migrating the application to the system configuration;
            .     testing the application's performance on the designed
                  configuration;
            .     reviewing code to identify areas for improvement; and

            . tuning the application for improved performance and reliability.

Customers

      We have a diverse customer base ranging from Fortune 50 companies to small and medium size businesses that rely on the Internet. Our customers are primarily located within the United States. We serve over 600 customers, covering most major industries. Our customer contracts typically range in duration from one to three years. Our customers include the following well-known companies:

Financial Services and Insurance     Media and Entertainment        Manufacturing                Retail and Distribution
--------------------------------     -----------------------        -------------                -----------------------
American Century Investments         BusinessWeek Online            Clorox                       Barnes & Noble
Blue Shield of California            Discovery Communications       Cummins, Inc.                Geiger Brothers
Fannie Mae                           McGraw Hill Companies          Kraft Foods                  Hammacher Schlemmer & Co., Inc.
Fleet Credit Card Services           Reader's Digest                Philip Morris                J. Crew

Technology and Communications        Healthcare                     Travel & Hospitality
-----------------------------        ----------                     --------------------
Alcatel Canada                       American Dental Association    Amtrak National Railroad
MTI Technology                       DuPont Pharmaceuticals            Passenger Corporation
Microsoft                            Novartis                       Norwegian Cruise Lines
SANYO North America                  Wyeth                          Thomas Cook
   Corporation                                                      Trans World Airlines

Sales and Marketing

      Our sales strategy is to focus on market segments that we believe have both a propensity to outsource and to deploy complex, mission-critical Web-based applications. We sell our services directly through a professional sales force and receive referrals through a network of business partners. We also work with WorldCom to sell managed hosting solutions to their existing and prospective customer base in order to increase our market share. Our sales force is organized into three units: Direct Sales, Channel Sales, and International. Supporting each of these units is a team of technical consultants that provides pre-sales technical support, including requirements gathering, configuration support, architectural design, and project management.

      Direct Sales. During 2001, we redeployed our sales force from a centralized structure to a field- based organization by opening 11 new regional offices. We now have a total of 18 field-based teams throughout the United States and physical sales presence in 24 cities. As of December 31, 2001, our direct sales force consisted of 134 quota-bearing sales representatives.

      Channel Sales. The channel sales organization works with our network of alliance partners, which includes systems integrators, developers, independent software vendors, and application service providers. As of December 31, 2001, the channels sales force organization consisted of 32 individuals.

      International. In 2001, our international sales organization included resources in the United Kingdom, Germany, France, and Japan. We currently have a sales force and a Web hosting facility in three markets in Europe. We emphasized the integration of our sales force with WorldCom's sales force in Europe, targeting their customers with managed hosting needs.

      Alliance Programs. Originally launched in 1998, Digex's partner programs were modified and re-launched in June 2001 to address changes in the marketplace and our sales channel arrangement with WorldCom. Our alliance program offers our partners benefits to fit their needs, including referral fees, volume pricing, pre-production hosting services, and the opportunity to participate in joint marketing initiatives. Our relationships include: Accenture, Deloitte Consulting, Deloitte & Touche, KPMG, SAIC, Covansys, ATG, and Compaq Global Services.

      Marketing. Our marketing organization is responsible for building our brand awareness, identifying key target markets and developing programs to communicate our products and services to the marketplace, and developing our customer relationships. Another objective of our marketing efforts is to stimulate the demand for our services through a broad range of marketing communications and public relations activities. Our primary communication vehicles include advertising, trade shows, direct response programs, event sponsorship, our Web sites, and the distribution channels of our technology vendors such as Microsoft, Compaq, and Sun Microsystems.

Competition

      The market served by Digex is highly competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

            .     quality of service delivery and scalability of infrastructure;

            .     quality of customer service and support;

            .     multiple levels of services offered;

            . network capacity, reliability, security and adaptability to new technologies;

            .     Internet system engineering expertise;

            . technical expertise with multiple platforms, protocols and industry standards;

            .     relationships with technology partners and vendors;

            . number and geographic presence of sales and technical support personnel;

            .     price;

            .     financial resources; and

            .     brand name.

      Our current and potential competitors in the market include:

            .     large information technology outsourcing firms;

            . local, regional, national and international telecommunications companies;

            .     pure-play hosting service providers; and

            .     local, regional, national and international ISPs;

      Our competitors may operate in one or more of these areas and include companies such as International Business Machines Corporation (IBM), Electronic Data Systems (EDS), Cable & Wireless, Sprint, AT&T, and Qwest Communications International.

      We believe our experience and reputation for delivering quality, managed Web site and application hosting services differentiates us from our key competitors. We focus on our core competency of Web and application hosting. We believe we have defined and offer the industry a set of functions required to configure, engineer, implement and maintain complex, transactional Web solutions. We believe our technical team, focus, and experience distinguish us from our competition and enable us to provide quality, managed hosting solutions.

Intellectual Property Rights

      We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, and contractual obligations to establish and protect certain proprietary rights in our data, applications, and services. In addition, we have applied for a patent for the Digex ArchiteX framework. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology. In addition, the laws of various foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

      We also rely on certain technologies we license from third parties, such as Microsoft and Netscape. There can be no assurance these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. We continue to pursue the growth of our intellectual property portfolio.

Government Regulation

      In the United States and most countries in which we conduct our major operations, we are generally not regulated other than pursuant to laws applicable to businesses in general or to value-added telecommunications services specifically. In some countries, we are subject to specific laws regulating the availability of certain material related to, or to the obtaining or dissemination of, personal information. Adverse developments in the legal or regulatory environment relating to the Internet industry in the United States, Europe or elsewhere could have a material adverse effect on our business, financial condition and operating results.

      In October 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing, or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness that the transmitted or stored material was infringing and if certain other conditions are met. Since this law is relatively new, it remains to be seen how the law will be applied to limit liability we may face in the future for any possible copyright infringement or copyright-related issues. This law also requires ISPs to follow certain "notice and take-down" procedures in order to be able to take advantage of the limitation on liability. We have implemented such procedures. Digex has a formal notification process, whereby we notify an alleged infringer that we have a complaint, we notify the complainant about the status, we investigate the matter internally, and if necessary, suspend the infringer's use of Digex services and products until there is resolution of the matter. The Digex Acceptable Use Policy Board seeks to respond quickly to complaints that would fall under the scope of the Digital Millennium Copyright Act. There is no assurance that our process and acceptable use policy will shield us from liability but we have made a significant effort to meet the requirements. Our customers are subject to an acceptable use policy which prohibits them from posting, transmitting or storing material on or through any of our services which, in our sole judgment, is (1) in violation of any local, state, federal or foreign law or regulation, (2) threatening, obscene, indecent or defamatory or that otherwise could adversely affect any individual, group or entity or (3) in violation of the intellectual property rights or other rights of any person.

      Despite enactment of the Digital Millennium Copyright Act, the law relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their networks remains largely unsettled. It is possible claims could be made against on-line services companies and Internet access providers, including us, under laws currently existing or adopted in the future in the United States or other countries for defamation, obscenity, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks.

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

      Moreover, the manner in which existing domestic and foreign laws (including Directive 95/46/EC of the European Parliament and of the European Council on the protection of individuals with regard to the processing of personal data and on the free movement of such data) will or may be applied to on-line service and Internet access providers is uncertain, as is the effect on our business given different possible applications. Similarly, we are unable to predict the effect on us from the potential future application of various domestic and foreign laws governing content, export restrictions, privacy, consumer protection, export controls on encryption technology, tariffs and other trade barriers, intellectual property and taxes. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the issues unique to the Internet and related technologies.

Employees

      As of December 31, 2001, we employed approximately 1,393 full and part-time employees. None of our employees is covered by a collective bargaining agreement. We believe that our employee relations are good.

Risk Factors

We have a history of negative cash flows and significant losses which may continue in the foreseeable future.

      We have experienced operating losses and negative cash flows from operations since inception. As of December 31, 2001, our accumulated losses amounted to approximately $384.3 million. We had net losses of $188.5 million and net cash used in operating and investing activities of $161.6 million for the year ended December 31, 2001. We cannot assure you that we will ever become or remain profitable or that we will generate positive cash flows from operations.

      We currently project continued significant losses and operating cash flow deficits. Since the Intermedia - WorldCom Merger, we have been dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Pursuant to the terms of the Intermedia - WorldCom Merger and subject to the limitations under our approved 2002 business plan, which is subject to amendment and modifications, WorldCom has committed to fund our projected cash flow deficits and capital expenditures through December 31, 2002. Our 2002 business plan may require up to $276.0 million, inclusive of amounts for capital expenditures, the majority of which is expected to be demand driven. This amount could materially change due to changes in the economy, our target market, our practice of acquiring equipment on behalf of customers, or our ability to execute on this business plan, among other factors. The amount of actual borrowings from WorldCom in 2002 could be more or less than the amounts approved under the business plan. Should we require additional funding beyond 2002, as currently projected, there can be no assurance that WorldCom will provide such additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is unlikely to be available.

We depend on WorldCom to fund our operating losses and working capital, including capital expenditures.

      Because we anticipate negative cash flow and a significant need for working capital for the foreseeable future, we expect we will have to obtain funds for such purposes from WorldCom or other sources. Because we are a capital intensive business, funding for these capital expenditures will be required to expand our business.

      WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement, WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only. WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we expect our working capital needs and capital expenditure requirements to be met through our note purchase agreement dated July 31, 2001 with WorldCom.

      Our ability to succeed is dependent on WorldCom. Our dependence on WorldCom could, among other things, increase our vulnerability to general adverse economic and industry conditions, limit our ability to fund future working capital, operating losses, capital expenditures, acquisitions and other requirements, and limit our flexibility in reacting to changes in our business and industry. We strongly urge you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" elsewhere in this Form 10-K and WorldCom's "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in its Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Digex is controlled by a controlling stockholder which could involve multiple risks for you as a stockholder.

      WorldCom controls (through its subsidiary, Intermedia) a majority of our voting power, and our majority stockholder's interests in us may conflict with your interests as a stockholder. Intermedia, indirectly through its wholly-owned subsidiary, Intermedia Financial Company, owns all of the issued and outstanding shares of our Class B common stock. Intermedia currently owns 39,350,000 shares of Class B common stock, or approximately 61.4% of the outstanding capital stock of Digex. Each share of Class B common stock is entitled to 10 votes, as compared to one vote for each share of Class A common stock. As a result, WorldCom indirectly controls approximately 94.1% of our voting interests, and controls the management and affairs of Digex, and all matters submitted to our stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. The price of our Class A common stock may be affected as a result of us having a controlling stockholder.

      We will require additional funds to finance our business, but our ability to raise funds is significantly limited by agreements that are binding on us. Intermedia has issued debt securities to the public under seven indentures. As a subsidiary of Intermedia, we are currently subject to a number of restrictions under the Intermedia indentures. These restrictions will, among other things, limit our ability to make certain restricted payments, incur indebtedness and issue preferred stock, pay dividends or make other distributions, engage in sale and leaseback transactions, create liens, sell our assets, issue or sell our equity interests, or enter into certain mergers and consolidations. As a result, our future financing sources may be significantly limited and our use of any proceeds of any future financing may be significantly restricted. The note purchase agreement between WorldCom and Digex also, among other things, limits our ability to make certain restricted payments, incur indebtedness, sell our assets, engage in sale and leaseback transactions, and create liens.

      Our ability to issue additional capital stock is constrained by WorldCom's indirect ownership of the Class B common stock, which could make it more difficult for us to raise capital to expand our business. In the future, WorldCom may elect to sell additional shares of our Class B common stock to the public or to distribute these shares to its own stockholders. If as a result of a sale or distribution, Intermedia would no longer hold more than 50% of the total voting power of our capital stock, the consent of the majority in principal amount of the noteholders under the Intermedia indentures would be required for the sale or distribution. In addition, if we decide in the future to issue and sell additional shares of our capital stock and, as a result, the voting power represented by the Class B common stock held by Intermedia would no longer be greater than 50% of the total voting power of our capital stock, the consent of the majority in principal amount of the noteholders under the Intermedia indentures would be required for the sale. We would be free of the restrictions in the Intermedia indentures only if either Intermedia's voting power was reduced to below 50% as described above or Intermedia designated us as an "unrestricted subsidiary," which would also require a consent of a majority in principal amount of the noteholders under the Intermedia indentures.

We have a limited operating history and our business model is still evolving, which makes it more difficult for you to evaluate our company and its prospects.

      We were established in January 1996 to provide Web site hosting services for businesses deploying complex, mission-critical Web sites. Today, we provide hosting solutions for companies conducting business on the Internet, including on-line financial services, on-line procurement, electronic retailing, and customer self-service applications. Our range of service offerings has changed since 1996 and our business model is still evolving. Because some of our services are new, we cannot be sure that businesses will buy them, and consequently, the revenue and income potential of our business is unproven. Our limited operating history makes predicting future results difficult. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the rapidly evolving market for hosting services. To address these risks, among other things, we must:

            . provide reliable, technologically current and cost-effective services;

            .     continue to upgrade and expand our infrastructure;

            .     market our brand name and services effectively;

            .     maintain and develop our business alliances; and

            .     retain and attract qualified personnel.

We may be unable to achieve our operating and financial objectives if we cannot manage our growth effectively.

      Our business has grown rapidly, and our future success depends in large part on our ability to manage growth in our business. For us to manage this growth, we will need to:

            . expand and enhance our operating and financial procedures and controls;

            . replace or upgrade our operational and financial management information systems; and

            .     attract, train, manage and retain key employees.

      These activities are expected to place a significant strain on our financial and management resources. If we are unable to manage growth effectively, our business could suffer.

We may experience difficulties developing and maintaining customer relationships due to their perceptions of our financial position.

      Our customers' perceptions of our financial stability may be affected by current economic conditions and the extent to which we are highly leveraged. General economic conditions, our outstanding contractual obligations and contingent commitments may have created a customer perception of relative illiquidity. Our customers may perceive that there is increased risk in doing business with us due to our current financial position. To the extent that such perceptions exist, customers may question our financial stability and viability and thereby increase the difficulties inherent in securing and maintaining customer relationships necessary to our business.

We would need to modify our business plans if we lose our largest customers.

      Our ten largest customers represented approximately 29% of our monthly recurring revenue in December 2001. If we lose all of these customers, we would need to modify our business plan. Any changes to our business plan that increase the funding amount will require approval from the WorldCom board of directors before WorldCom would be obligated to fund such an increase. There can be no assurance that we will be able to receive such funding or be able to secure funding from other sources at terms acceptable to us to sustain operations.

Given current market conditions, we may have difficulty collecting a portion of our accounts receivable.

      Our allowance for doubtful accounts has increased to approximately 14% of our trade accounts receivable at December 31, 2001 compared to 10% at December 31, 2000 as a result of management's judgment that our customers may be financially impaired due to the downturn of the economy and our industry. At December 31, 2001, accounts receivable from WorldCom was approximately $15.2 million and represented approximately 38% of our total accounts receivable. Although we believe we are adequately reserved for doubtful accounts, there can be no assurance that we will be able to collect all of our past due accounts receivable.

Back office system upgrades and conversions may impact our operations.

      As a result of our efforts to efficiently manage our business, we are currently making, and may be required to make in the future, changes to our back office system to upgrade to new technologies. These back office system upgrades and conversions may have a material adverse effect on our financial condition or consolidated results of operations if such systems do not operate properly or are not implemented within our expected timeframe.

Our business could be harmed if our management team, which has worked together for only a brief time, is unable to work together effectively, or if we are unable to retain and attract key personnel.

      We have recently hired key employees and officers, including our Senior Vice President of Service Delivery and Operations and our Senior Vice President of Sales in 2001, and are currently searching for a Chief Financial Officer. These key individuals will be working with other members of our executive management team, each of whom have been with Digex for an average of two years. As a result, our management team has worked together for only a brief time. Our success, in significant part, depends on the continued services of our senior management personnel, as well as of our key technical and sales personnel.

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

      Stock options of Digex Class A common stock have been used as a method to attract and retain employees, to motivate performance and to align the interests of management with those of our stockholders. Due to declines in the market price of our common stock, many stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. Without adequate incentives, we may find it more difficult to retain key employees.

Our quarterly and annual results may fluctuate, resulting in fluctuations in the price of our Class A common stock.

      Our results of operations fluctuate on a quarterly and annual basis. We expect to continue experiencing fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

            .     demand for and market acceptance of our services;

            .     introductions of new services by us and our competitors;

            .     capacity utilization of our data centers and assets;

            .     timing of customer installations;

            .     our mix of services sold;

            .     customer retention;

            .     the timing and magnitude of our capital expenditures;

            .     changes in our pricing policies and those of our competitors;

            .     fluctuations in bandwidth used by customers;

            .     our retention of key personnel;

            .     reliable continuity of service and network availability;

            . costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

            .     the provision of customer discounts and credits;

            . the introduction by third parties of new Internet and networking technologies;

            . licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

            .     other general economic factors.

      For these and other reasons, in some future quarters, our results of operations may fall below the expectations of securities analysts or investors, which could negatively affect the market price of our Class A Common Stock.

We cannot predict the outcome of our joint development effort with Microsoft and Compaq.

      Working closely with Microsoft and Compaq, we expect to invest significant resources to advance our ability to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. While Microsoft and a subsidiary of Compaq have each made a $50.0 million equity investment in our company, neither has an obligation to contribute additional equity, whether or not the costs associated with this development project exceed our expectations. See Note 8 and Note 14 of the notes to our consolidated financial statements. Our alliance agreements also do not prevent Microsoft and/or Compaq from working with other service providers to develop similar capabilities. In addition, because this alliance is for a research and development project, we cannot assure you that any commercially successful products will be developed as a result of our agreements with Microsoft and Compaq. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Liquidity and Capital Resources."

Our business, in large part, depends on network services we receive from WorldCom. Any disruption of these services or our secondary network provider's inability to maintain its peering relationships could be costly and harmful to our business.

      We currently rely primarily on WorldCom for network services in the U.S. and U.K. We have relied secondarily on Allegiance Telecom, Inc. for network services, after it acquired substantially all of the Intermedia Business Internet assets from WorldCom in December 2001. If either of these providers is unable to provide our network services or our agreements are terminated, we would need to rapidly secure an alternative provider of these services. As a result, we could incur transition costs and our monthly costs of operations could increase. In addition, such a transition could have a detrimental effect on our customer service levels.

      The Internet is composed of many ISPs that operate their own networks and interconnect with other ISPs at various peering points. Peering relationships are arrangements that permit ISPs to exchange traffic with one another without having to pay for the cost of transit services. Peering relationships are a competitive factor that allow some hosting companies to provide faster data transmission than others. We believe the tier-one status and numerous peering relationships of WorldCom enable them to provide us faster data transmission than many other ISPs provide. If WorldCom fails to adapt its network infrastructure to meet industry requirements for peering or loses its peering relationships for any other reason, then our transmission rates could be reduced, resulting in a decrease in the service quality we provide to our customers.

If we are unable to secure sufficient network capacity to meet our future needs on reasonable terms or at all, we might not be able to provide adequate service to our customers.

      We must continue to expand and adapt our network arrangements to accommodate an increasing amount of data traffic and changing customers' requirements. We have entered into network services agreements with WorldCom to provide us with certain network transit capacity which we believe to be adequate for our capacity requirements. However, if our future network capacity requirements exceed the capacity WorldCom has committed to provide to us, we may have to pay higher prices for such additional network capacity or such capacity might not be available at all. Our failure to achieve or maintain high-capacity data transmission could negatively impact service levels to our existing customers and limit our ability to attract new customers.

We operate in an evolving market with uncertain prospects for growth.

      The market for Web and application hosting and related services is evolving rapidly. Our future growth, if any, will depend on the continued trend of businesses outsourcing their hosting and our ability to market and sell our services effectively. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use these Internet-based services to the degree or in the manner that we expect. It is possible that at some point businesses may find it cheaper, more secure or otherwise preferable to host their Web sites and applications internally and decide not to outsource the management of their Web sites and applications. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

We are subject to the risks associated with rapid industry changes.

      The Internet services industry in which we operate is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product innovations. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render our services non-competitive or obsolete. In addition, we cannot provide any assurance that our service developments or enhancements will achieve or sustain market acceptance or be able to address effectively the compatibility issues raised by technological changes or new industry standards.

We may be unable to achieve our operating and financial objectives due to significant competition in the managed hosting industry.

      The market for hosting Web sites and applications is highly competitive. There are few substantial barriers to entry and many of our current competitors have substantially greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than we possess. See also "Business-- Competition." Our current and potential competitors in the market include large information technology outsourcing firms, telecommunications companies, Web hosting service providers, and Internet service providers. Our competitors may operate in one or more of these areas and include companies such as IBM, EDS, Cable & Wireless, Sprint, AT&T, and Qwest Communications International. A number of our other competitors have recently filed for protection under the federal bankruptcy laws.

      Our competitors may be able to expand their network infrastructures and service offerings more quickly. They may also bundle other services with their managed hosting services, which could allow them to reduce the relative prices of their Web site hosting and/or application hosting services beyond levels that we could compete with, and generally adopt more aggressive pricing policies. In addition, some competitors have entered and will likely continue to enter into joint ventures or alliances to provide additional services which may be competitive with our services. We also believe the Web hosting and application hosting markets are likely to experience consolidation in the near future, which could result in increased price and other competition that would make it more difficult for us to compete.

Our business will not grow unless Internet usage grows and Internet performance remains adequate.

      Our success will depend on the continued growth in the use of the Internet as a commercial marketplace. In addition, our business plan anticipates extensive growth in the Web and application hosting markets. The growth of the Internet, including the Web hosting and application hosting markets, is subject to a high level of uncertainty and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communications, security concerns, increases in data transport capacity and general economic conditions. If the Internet as a commercial medium fails to grow or develops more slowly than expected, then our business is unlikely to grow.

      The growth in the use of the Internet in general has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. The performance of our Web site and application hosting services is ultimately limited by and relies on the speed and reliability of the networks operated by third parties. Consequently, the growth of the market for our services depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

      Our success also depends on rapid growth in sales of our particular Internet service offerings. This growth depends, in part, on customers trusting us to deliver the services in a timely and efficient manner, and that we will continue to operate for at least as long as the life of any contract between us and our customers. This trust may be difficult to establish because there has been substantial downturn in the telecommunications and technology industry, leading to many bankruptcies and closures of competing Internet service providers. Some of these closures required the customers of the closing Internet service provider to find alternative providers on very short notice. We cannot assure you that our success will not be adversely impacted as a result of a downturn in the Internet services industry.

Our data centers and the networks we rely on are sensitive to harm from human actions and natural disasters. Any resulting disruption could significantly damage our business and reputation.

      Our reputation for providing reliable service largely depends on the performance and security of our data centers and equipment, and of the network infrastructure of our connectivity providers. In addition, our customers often maintain confidential information on our servers. However, our data centers and equipment, the networks we use, and our customers' information are subject to damage and unauthorized access from human error and tampering, breaches of security, natural disasters, terrorist attacks, power loss, capacity limitations, software defects, telecommunications failures, intentional acts of vandalism, including computer viruses, and other factors that have caused, and will continue to cause, interruptions in service or reduced capacity for our customers, and could potentially jeopardize the security of our customers' confidential information such as credit card and bank account numbers. Despite precautions we have taken and plan to take, the occurrence of a security breach, a natural disaster, interruption in service or other unanticipated problems could seriously damage our business and reputation and cause us to lose customers. Additionally, the time and expense required to eliminate computer viruses and alleviate other security problems could be significant and could impair our service quality. We also often provide our customers with service level agreements. If we do not meet the required service levels, we may have to provide credits to our customers, which could significantly reduce our revenues. Additionally, in the event of any resulting harm to customers, our customers might seek to hold us liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

Providing services to customers with mission-critical Web sites and Web-based applications could potentially expose us to lawsuits for customers' lost profits or other damages.

      Because our Web and application hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Our customers are required to sign server order forms which incorporate our standard terms and conditions. Although these terms disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. There can be no assurance that a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We also believe we would have meritorious defenses to any such claims, but there can be no assurance that we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

There is uncertainty concerning our continued use of Arthur Andersen LLP as our outside auditors.

      On March 14, 2002, the United States Department of Justice obtained an indictment against Arthur Andersen LLP, our independent public accountants since October 2001, on a single count of obstruction of justice in connection with a matter unrelated to us or our consolidated financial statements. The consequences of this indictment are unknown at this time.

      Arthur Andersen LLP has provided the Securities and Exchange Commission (the "SEC") with assurances that it will continue to audit financial statements in accordance with generally accepted auditing standards and applicable professional and firm auditing standards, including quality control standards. Arthur Andersen LLP has also committed to the SEC to advise the SEC immediately if it becomes unable to continue to provide those assurances. We have received from Arthur Andersen LLP a letter to the effect that Arthur Andersen LLP has represented that the audit was subject to its quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with the professional standards and that there was appropriate continuity of personnel working on our audit, and availability of national office consultation.

      The result of the indictment or other lawsuits against Arthur Andersen LLP may cause us to re-select independent public accountants. The Audit Committee of the board of directors reviews the selection of our independent public accountants each year and expects to conduct such a review in due course.

Regulatory and legal uncertainties could have significant costs or otherwise harm our business.

      Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for on-line commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on-line. The application of existing laws or promulgation of new laws could require us to expend substantial resources to comply with such laws or discontinue certain service offerings. Increased attention to liability issues could also divert management attention, result in unanticipated expenses and harm our business. Regulation of the Internet may also harm our customers' businesses, which could lead to reduced demand for our services. We are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other government agency, other than as to regulations applicable to business in general. However, in the future we may become subject to regulation by the FCC or other federal or state agencies, which could increase our costs and harm our business. See "Business--Government Regulation."

      We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that we are subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially and adversely affect our business.

      Further, the imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. In addition, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

      We opened our first non-U.S. data center in the London metropolitan area in July 2000 and additional international data centers located in Frankfurt, Paris, and Tokyo in the second quarter of 2001. We may also enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

            . unexpected changes in regulatory, tax and political environments;

            . longer payment cycles and problems in collecting accounts receivable;

            . fluctuations in currency exchange rates and imposition of currency exchange controls;

            . ability to secure and maintain the necessary physical and telecommunications infrastructure;

            .     challenges in staffing and managing foreign operations; and

            .     employment laws and practices in foreign countries.

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

      Some of the statements in this Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. Examples of forward-looking statements include discussions relating to:

            .     plans to expand our existing managed hosting services;

            .     introductions of new products and services;

            . proposals to build new data centers in various geographic areas;

            . estimates of market sizes and addressable markets for our services and products;

            .     estimates of future revenues; and

            . statements regarding the future course of our relationship with Intermedia and WorldCom.

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

Item 2. Properties

      We currently lease office space for our corporate headquarters in Laurel, Maryland and administrative offices in Beltsville, Maryland and San Jose, California. Our international administrative offices in the United Kingdom support our international operations. Our regional sales offices are located in major cities and metropolitan areas within the United States, Europe, and Asia. As of December 31, 2001, we leased or colocated an aggregate of 19 facilities for our sales offices in the following locations:

                    U.S. locations                     International locations
----------------------------------------------------   -------------------------
Atlanta, GA   Detroit, MI          New York, NY        Frankfurt, Germany
Boston, MA    East Rutherford, NJ  Philadelphia, PA    London, United Kingdom
Chicago, IL   Irvine, CA           San Francisco, CA   Paris, France
Dallas, TX    Los Angeles, CA      San Jose, CA        Tokyo, Japan
Denver, CO    Miami, FL            Washington, DC

      In the fourth quarter of 1999, we opened our data centers on the east and west coasts of the United States. Our first international data center, located in London and became operational in July 2000, gives Digex customers in Europe the technology, security, and support services in Europe they have come to rely on in the United States. Our U.S. data centers, except for those built into WorldCom facilities, are leased with terms expiring in 2009. We currently lease space and equipment for our U.K. data center from MCI WorldCom, a subsidiary of WorldCom, after it had purchased certain assets from Telia UK Limited, our previous supplier.

      Through our facilities agreement with WorldCom, we have built several managed Web hosting facilities into existing WorldCom data centers in the United States and abroad patterned on Digex SmartCenter(SM) specifications. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. In the second quarter of 2001, we operationalized data centers built into WorldCom facilities in Somerset, New Jersey; Paris, France; Frankfurt, Germany; and Tokyo, Japan. We have leased and intend to continue to lease space in these WorldCom data centers based on customer demand. The initial term of the agreement expires on December 31, 2003 and may be extended for an additional year, upon the election of Digex or WorldCom by written notice.

      As of December 31, 2001, our total property and equipment in service consisted of buildings (5.5%), electronic and computer equipment (58.7%), computer software (14.2%), furniture, office equipment, and vehicles (2.0%), and leasehold improvements (19.6%). Such properties do not lend themselves to description by character and location of principal units. Substantially all of our equipment is housed in multiple leased facilities on the east and west coasts of the United States. We believe that our properties are adequate and suitable for their intended purposes.

Data Center Infrastructure

      We presently operate secure data centers specifically designed for the non-stop 24-hours a day hosting of Web sites and Web-based applications. Our data centers combine the predictability and control of traditional mainframe-based data centers with the network access and capacity required for today's Internet-based computing. Our data centers are designed to provide high service levels while permitting customers to rapidly deploy new and strategic applications without increasing cost or incurring risk.

      The physical infrastructure and security controls of our data centers have been designed to support rigorous requirements for secure data storage and processing. Physical benefits of our data centers include: physical security; multi-redundant mechanics, utilities and environmental controls; network connectivity; and fully-integrated customer work areas.

      Specifically, our data centers include multiple separate computer rooms offering customers containment and isolation from accidents or disasters occurring within or outside of each data center. Physical security has been implemented through controlled security zones requiring access card, personal identification number keypad entry, and biometric identification. Each data center has five security zones that require separate access levels to gain entry. Our highest security zones include computer rooms physically constructed as a building-within-a-building, with fire suppression and other controls separate from the remainder of the data center. Fencing above the ceiling and below the raised floor isolate each security zone. Surveillance cameras record movement through the data centers and security guards provide real-time roaming visibility. Our cooling towers are surrounded by security fences and monitored by cameras. Cooling and environmental controls for each data center are designed to monitor and maintain temperature and humidity levels. Our data centers also provide reliable networking connectivity to national

Internet backbone carriers for our customers. Telecommunications circuits enter the data centers through multiple paths from different service arrangements. Multiple points of presence allow continued operation of service without degradation. Finally, our data centers include separate, private customer work areas. These work areas are isolated from the security zones that house our servers, permitting customers to work on-site as necessary.

Item 3. Legal Proceedings

      Digex does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's consolidated results of operations, cash flows, or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      Matters submitted to a vote at the Annual Meeting of Stockholders held on December 12, 2001 and the results of such meeting are as follows:

                                                                                  Votes           Votes    Votes       Votes
                                                                                   For           Against  Withheld   Abstained
                                                                                   ---           -------  --------   ---------
1. Election of directors to serve until the 2002 Annual
   Meeting of Stockholders.

   Ronald R. Beaumont .....................................................     414,014,133         --     61,521        --
   Gregory J. Clark .......................................................     414,017,388         --     58,266        --
   Bernard J. Ebbers ......................................................     414,014,551         --     61,103        --
   K. William Grothe, Jr. .................................................     414,018,251         --     57,403        --
   Edith E. Holiday .......................................................     414,014,406         --     61,248        --
   Bert C. Roberts, Jr. ...................................................     414,014,351         --     61,303        --
   Mark K. Shull ..........................................................     414,014,541         --     61,113        --
   Scott D. Sullivan ......................................................     414,014,351         --     61,303        --
   Lawrence C. Tucker .....................................................     414,017,706         --     57,948        --

2. Approval of the amendment to the certificate of incorporation of
   Digex to prohibit Digex from entering into certain transactions with
   WorldCom without there being at least two independent directors and without the transaction being approved by either a majority of the independent directors or two-thirds of the entire board of directors
   (other than the independent directors) .................................     414,637,237     15,102         --     2,033

3. Approval of Arthur Andersen LLP as independent
   auditors of Digex for the year ended December 31,
   2001 ...................................................................     414,055,777     19,624         --       253

      A majority of the votes present, in person or by proxy, and entitled to vote at the meeting, were cast in favor of the three proposals.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our Class A common stock trades on the Nasdaq Stock Market under the symbol "DIGX." As of March 8, 2002, there were 62 holders of record of our Class A common stock and, based on an estimate of the number of individual participants represented by security position listings, there are approximately 13,400 beneficial holders of our Class A common stock. All of our outstanding Class B common stock is held of record by Intermedia Financial Company. The approximate high and low closing prices for our Class A common stock, as reported by the Nasdaq Stock Market, were:

                                             2001                   2000
                                     -------------------     -------------------
                                       High        Low        High         Low
                                     -------     -------     -------     -------

First quarter ..................     $ 31.38     $ 12.69     $171.50     $ 56.06
Second quarter .................       19.50        8.38      111.00       35.25
Third quarter ..................       11.21        3.34       94.00       46.88
Fourth quarter .................        3.35        1.40       58.44       21.19

Dividend Policy

      We do not anticipate paying any dividends on any of our common stock in the foreseeable future. Moreover, we are subject to restrictions under the Intermedia indentures, which restrict any subsidiary of Intermedia from paying dividends unless Intermedia meets certain financial tests. Intermedia does not currently meet and is not expected to meet these financial tests in the foreseeable future. Therefore, we are effectively prohibited from paying dividends. We may also incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends.

      Pursuant to a final settlement of the consolidated derivative and class action suits approved by the Delaware Court of Chancery in Wilmington, Delaware, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia - WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs' attorneys fees was distributed to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys' fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action were paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

      For each share of WorldCom Group common stock paid into the settlement fund, 1/25th of a share of MCI Group common stock was also paid into such fund. The value of the WorldCom Group common stock and the MCI Group common stock was based upon the average trading price of 10 trading days randomly selected from a 20-day trading period from May 31, 2001 through June 27, 2001. Based on a randomly selected average trading price of $16.672 per share, WorldCom deposited 9,896,833 shares of WorldCom Group common stock and 395,873 shares of MCI Group common stock into the settlement fund on July 2, 2001.

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

Recent Sales of Unregistered Securities.

      None.

Use of Proceeds from a Sale of Registered Securities

      None.

Item 6. Selected Financial and Other Operating Data

      The following table sets forth selected historical financial data of Digex for the period from July 7, 1997, the date of acquisition by Intermedia of the Web site hosting unit (the "Predecessor") of Business Internet, Inc., to December 31, 1997, the years ended December 31, 1998, 1999, 2000, and 2001, and of the Predecessor for the period from January 1, 1997 to July 6, 1997. The selected historical financial data has been derived from Digex's and the Predecessor's audited financial statements.

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

                                  Predecessor                                       Digex
                                  -----------  -----------------------------------------------------------------------------------
                                  Historical     Historical        Pro Forma (1)                     Historical
                                  -----------  ---------------     -------------      --------------------------------------------
                                                Period from
                                  Period from   July 7, 1997
                                   January 1,     (date of                                           Year Ended
                                      1997     acquisition) to      Year Ended                      December 31,
                                   to July 6,    December 31,      December 31,       --------------------------------------------
                                      1997           1997              1997             1998        1999       2000         2001
                                  -----------  ---------------     ------------       --------    --------   ---------   ---------
                                                                   (unaudited)
                                                         (In thousands, except share and per share data)
Statement of Operations
Data:
Revenue:
   Revenue ...................      $  4,420     $      7,192      $     11,612       $ 22,635    $ 59,786   $ 162,085   $ 185,025
   Revenue from
       WorldCom ..............            --               --                --             --          --       6,000      29,328
                                    --------     ------------      ------------       --------    --------   ---------   ---------
 Total revenue ...............         4,420            7,192            11,612         22,635      59,786     168,085     214,353

Costs and expenses:

    Cost of operations .......         4,149            1,739             2,808          6,710       9,656      21,244      16,138
    Cost of services .........         1,817            1,611             3,428          7,044      21,750      69,658     103,962
    Selling, general and
      administrative .........         6,649            5,589            12,238         16,021      65,948     134,227     125,140
    Provision for doubtful
      accounts ...............           352              498               850          1,491       4,265      10,649      15,374
    Deferred
      compensation ...........            --               --                --             --       1,299       4,101       3,192
    Depreciation and
      amortization ...........           519            2,753             4,850          8,109      29,070      78,819     136,396
    Charge off of purchased
     in-process research and
     development .............            --           15,000(2)         15,000(2)          --          --          --          --
                                    --------     ------------      ------------       --------    --------   ---------   ---------
Total costs and expenses .....        13,486           27,190            39,174         39,375     131,988     318,698     400,202
                                    --------     ------------      ------------       --------    --------   ---------   ---------
Loss from operations .........        (9,066)         (19,998)          (27,562)       (16,740)    (72,202)   (150,613)   (185,849)
Other income (expense):
     Interest expense ........            --               --                --             --      (1,094)     (2,008)     (4,768)
    Interest income and
         other ...............            --               --                --             --       3,458       9,686       2,158
                                    --------     ------------      ------------       --------    --------   ---------   ---------
Loss before income tax
   benefit ...................        (9,066)         (19,998)          (27,562)       (16,740)    (69,838)   (142,935)   (188,459)
Income tax benefit ...........            --            1,440             4,710            159       4,839          --          --
                                    --------     ------------      ------------       --------    --------   ---------   ---------
Loss before cumulative effect
   of change in accounting
   principle .................        (9,066)         (18,558)          (22,852)       (16,581)    (64,999)   (142,935)   (188,459)
Cumulative effect of
   change in accounting
   principle .................            --               --                --             --          --        (166)         --
                                    --------     ------------      ------------       --------    --------   ---------   ---------
Net loss .....................        (9,066)         (18,558)          (22,852)       (16,581)    (64,999)   (143,101)   (188,459)
Accretion of preferred
   stock
   discount ..................            --               --                --             --          --          --      (4,025)
                                    --------     ------------      ------------       --------    --------   ---------   ---------

Net loss available to
   common stockholders .......      $ (9,066)    $    (18,558)     $    (22,852)      $(16,581)   $(64,999)  $(143,101)  $(192,484)
                                    ========     ============      ============       ========    ========   =========   =========




Net loss per common share
   basic and diluted .........            --     $      (0.37)     $      (0.46)      $  (0.33)   $  (1.19)  $   (2.26)  $   (3.00)
                                    ========     ============      ============       ========    ========   =========   =========

Proforma amounts,
   assuming the accounting
   change is applied
   retroactively:

Net loss .....................      $ (9,066)    $    (18,558)     $    (22,852)      $(16,618)   $(65,115)  $(142,935)  $(192,484)
                                    ========     ============      ============       ========    ========   =========   =========

Net loss per common share:
   basic and diluted .....        --    $      (0.37)   $      (0.46)   $      (0.33)   $      (1.19)  $      (2.25)  $      (3.00)
                            ========    ============    ============    ============    ============   ============   ============

Shares used in computing
   basic and diluted and
   proforma net loss per
   share .................        --      50,000,000      50,000,000      50,000,000      54,726,027     63,404,839     64,076,647
                            ========    ============    ============    ============    ============   ============   ============

Other Data:
EBITDA before certain
charges  (3) .............  $ (8,547)   $     (2,245)   $     (7,712)   $     (8,631)   $    (41,833)  $    (67,693)  $    (46,261)
Net cash used in
   operating activities ..    (7,172)         (6,079)        (13,251)        (10,930)        (20,515)       (62,520)       (62,705)
Net cash used in
   investing activities ..    (1,004)        (55,237)        (56,241)        (30,969)       (170,193)      (204,604)       (98,882)
Net cash provided by
   financing activities ..     8,176          61,316          69,492          41,899         279,486        261,818         90,453
Capital expenditures .....     1,004           8,016           9,020          30,969         170,396        202,604         98,201

                                                                                            Digex
                                                                 ------------------------------------------------------------
                                                                                         December 31,
                                                                   1997          1998        1999         2000         2001
                                                                 --------      -------     --------     --------     --------
                                                                                        (In thousands)
Balance Sheet Data:
Cash and cash equivalents (4) ..............................     $     --      $    --     $ 88,778     $ 83,434     $ 12,096
Restricted investment ......................................           --           --           --        2,000        3,197
Working capital (deficit) ..................................         (351)       1,231       74,778       71,922        9,243
Property and equipment, net ................................       12,930       39,059      205,903      348,975      327,701
Total assets ...............................................       49,693       77,739      344,309      521,051      427,358
Long-term notes payable, including current portion .........           --           --        3,712        4,207       93,264
Capital lease obligations, including current portion .......        1,980        2,089       16,567       29,002       35,152
Redeemable preferred stock .................................           --           --           --       71,572       81,503
Total stockholders'/owner's equity .........................       45,527       70,845      290,189      345,056      157,644

----------
(1) The pro forma statement of operations data for the year ended December 31, 1997, represents the combining of the historical Predecessor statement of operations data for the period from January 1, 1997 to July 6, 1997 and the historical Digex statement of operations data for the period from July 7, 1997 to December 31, 1997, as adjusted for the following items:

            . A decrease in cost of operations of $3,080 which represents reduced network expenses.

            . An increase in depreciation and amortization of $1,578 which represents amortization of intangible assets arising from the acquisition.

            . An increase in income tax benefit of $3,270 which represents the income tax effect of purchase accounting adjustments.

(2) This amount represents a one-time charge to operations for charge off of purchased in-process research and development related to the Predecessor in connection with Intermedia's purchase of Business Internet on July 7, 1997.

(3) EBITDA before certain charges consists of (earnings) loss before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, charge-off of purchased in-process research and development, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a provider of advanced hosting services for companies conducting business on the Internet. Our services include server management, application support, managed networking services, and customer care and support services. We also offer value-added IT services, such as enhanced security, database services, high- availability and application optimization services, stress testing, and consulting services. As part of our services, we provide the installation and maintenance of computer hardware and software, network technology, and systems management to offer our customers a broad range of managed hosting solutions. From major corporations to Internet-based businesses, our customers use our services to rapidly deploy their business solutions including on-line financial services, on-line procurement, electronic retailing, and customer self-service applications.

      WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement, WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only. WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we expect our working capital needs and capital expenditure requirements to be met through our note purchase agreement dated July 31, 2001 with WorldCom.

      At December 31, 2001, we served over 600 customers, of which approximately 171 customers are WorldCom channel customers. We also managed 3,588 Windows- and UNIX-based servers in our data centers, which are positioned on the east and west coasts of the United States, and in Europe and Asia. Approximately 660 of our total managed servers were sold through the WorldCom sales channel agreement.

      We currently project continued significant losses and operating cash flow deficits. Since the Intermedia - WorldCom Merger, we have been dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Pursuant to the terms of the Intermedia - WorldCom Merger and subject to the limitations under our approved 2002 business plan, which is subject to amendment and modifications, WorldCom has committed to fund our projected cash flow deficits and capital expenditures through December 31, 2002. Our 2002 business plan may require up to $276.0 million, inclusive of amounts for capital expenditures, the majority of which is expected to be demand driven. This amount could materially change due to changes in the economy, our target market, our practice of acquiring equipment on behalf of customers, or our ability to execute on this business plan, among other factors. The amount of actual borrowings from WorldCom in 2002 could be more or less than the amounts approved under the business plan. Should we require additional funding beyond 2002, as currently projected, there can be no assurance that WorldCom will provide such additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is unlikely to be available.

      In October 2000, we entered into a Prime/Subcontractor Agreement with WorldCom whereby we agreed to provide, for certain service fees, managed hosting services to WorldCom customers in the United States and in all international locations we presently serve or will serve in the future. Under the terms of the agreement, we provide the computer hardware, software, network technology, Internet connectivity and systems management necessary to offer WorldCom's customers comprehensive outsourced managed hosting solutions. In November 2000, WorldCom announced the immediate U.S. availability of an expanded global Web hosting product suite to include high-end managed hosting services through arrangements with us. We recognized $6.0 million of revenue under the agreement in the fourth quarter of 2000.

       Through the sales channel agreement, WorldCom has commenced reselling our portfolio of managed hosting products. We also have access to WorldCom's sales force to enhance our global presence. If we satisfy certain service level and data center capacity commitments, WorldCom has agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003. WorldCom has agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. WorldCom has agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom agreed to compensate us, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that we generate operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, we have agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

      Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

      In 2001, we recognized revenue of $29.3 million, of which total revenues of $29.1 million were recorded under the sales channel agreement. Total revenues from actual managed hosting services were $14.8 million. Total revenues for the difference between actual managed hosting services sold and the Minimum Annual Commitment were $32.3 million. These amounts were reduced by $18.0 million, representing WorldCom's share in the net earnings related to activity under the sales channel agreement.

      Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. We have leased and intend to continue to lease space from WorldCom at these data centers based on customer demand. These hosting facilities were patterned after our SmartCenter(SM) facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. In the second quarter of 2001, we operationalized data centers built in WorldCom facilities in New Jersey, France, Germany, and Japan. We may continue to build additional hosting facilities in other WorldCom data centers in the future. The payments for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.7 million for the year ended December 31, 2001.

      Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. Through this arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through North America, South America, Europe, Asia, and Australia with over 2,500 points of presence. In the second quarter of 2001, we fully transitioned to the WorldCom global IP network as our primary network. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $6.0 million for the year ended December 31, 2001.

      Through our network services agreements, WorldCom, Intermedia, and Telia UK Limited provided us with bandwidth and network connectivity in 2001. During 2001, our U.K. data center received primary and redundant network services from WorldCom and Telia, respectively. Telia provided for our data center space and infrastructure equipment in our U.K. data center, until the assets were purchased by WorldCom in December 2001. Effective March 2002, WorldCom serves as our primary bandwidth provider for the U.K.

Critical Accounting Policies and Estimates

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, intangible assets, and redeemable preferred stock. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements:

      Revenue Recognition. We generate most of our revenues from fixed monthly fees charged to customers under contracts having terms that typically range from one to three years. We also charge installation fees for new and existing customers upgrading service. In accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), we recognize installation revenue and related direct incremental costs of performing the installation over a period that we estimate to be the longer of the estimated life of the customer relationship or the average life of all customer contracts. We continually analyze the average life of our customer relationships and contracts and have determined that a 24-month period is a reasonable estimate. Any revisions in the estimated contract period will be charged to income in the period in which the facts that give rise to the revision become known. The difference between the actual amount invoiced to WorldCom through the sales channel agreement and the minimum annual revenue commitment is recognized as revenue at the end of the measurement period, net of our share of operating income before depreciation and amortization in servicing WorldCom.

      Allowance for Doubtful Accounts. We regularly assess the credit standing of our customers and the collectibility of receivables. We cease revenue recognition when collectibility is not probable. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers becomes uncertain or deteriorates, impairing their ability to make payments, additional allowances may be required.

      Impairment of Long-lived Assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

      Redeemable Preferred Stock We are accreting the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. To date, management believes that a redemption event is not probable due to the covenants contained in Intermedia's indentures, which restrict redemption, and the requirement of legal availability of funds. These conditions currently prohibit the redemption of the securities. The current market conditions and the value of our common stock decrease the likelihood that the preferred stock will be converted earlier than the mandatory conversion date. If these conditions change, our estimate of when the preferred stock becomes redeemable or will be converted may require an adjustment to the accretion amount. Management will continue to evaluate the conditions as necessary.

      Refer to "Business - Risk Factors" for known trends or uncertainties that are reasonably likely to affect our financial condition or results of operations.

      Refer to Note 1 to the consolidated financial statements for further discussion of our significant accounting policies.

General

      Revenues. Our revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. We also charge installation fees for new and existing customers upgrading service. Installation revenue and related direct incremental costs of performing the installation are recognized over the estimated contract period. We continually analyze the average life of our customer relationships and contracts and have determined that a 24-month period is a reasonable estimate. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Revenue earned from the sale of third party equipment is also included.

      Costs and Expenses. Costs and expenses include:

            .     cost of operations;

            .     cost of services;

            .     selling, general and administrative expenses;

            .     provision for doubtful accounts;

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

      Cost of services consist primarily of facilities administration expenses including rent, maintenance and utilities to support our data centers and salaries and related benefits for our technical operations. We expect our cost of services to increase in dollar amount as our business grows but to decline as a percentage of revenue due to economies of scale and expected improvements in technology and productivity.

      Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, and other miscellaneous expenses. We expect selling, general and administrative expenses to increase in dollar amount and to decline as a percentage of revenue over time.

      Provision for doubtful accounts is maintained to reserve against trade account receivables that have been estimated to be uncollectible due to the inability of our customers to make the required payment.

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

Results of Operations

      The following table presents amounts as reported in our audited financial statements and certain information derived from these statements as a percentage of revenue for the years ended December 31, 2001, 2000, and 1999.

                                                                            Year Ended December 31,
                                                  --------------------------------------------------------------------------
                                                          2001                       2000                       1999
                                                  --------------------       --------------------       --------------------
Revenue:
   Revenue ..................................     $ 185,025       86.3%      $ 162,085       96.4%      $  59,786      100.0%
   Revenue from WorldCom ....................        29,328       13.7           6,000        3.6              --         --
                                                  ---------      -----       ---------      -----       ---------      -----
        Total revenue .......................       214,353      100.0         168,085      100.0          59,786      100.0

Costs and expenses:
   Cost of operations .......................        16,138        7.5          21,244       12.6           9,656       16.2
   Cost of services .........................       103,962       48.5          69,658       41.4          21,750       36.4
   Selling, general and administrative ......       125,140       58.4         134,227       80.0          65,948      110.3
   Provision for doubtful
      accounts ..............................        15,374        7.2          10,649        6.3           4,265        7.1
   Deferred compensation ....................         3,192        1.5           4,101        2.4           1,299        2.2
   Depreciation and
      amortization ..........................       136,396       63.6          78,819       46.9          29,070       48.6
                                                  ---------      -----       ---------      -----       ---------      -----
        Total costs and expenses ............       400,202      186.7         318,698      189.6         131,988      220.8
                                                  ---------      -----       ---------      -----       ---------      -----
Loss from operations ........................      (185,849)     (86.7)       (150,613)     (89.6)        (72,202)    (120.8)

Other income (expense):
    Interest expense ........................        (4,768)      (2.2)         (2,008)      (1.2)         (1,094)      (1.8)
    Interest income and other ...............         2,158        1.0           9,686        5.8           3,458        5.8
                                                  ---------      -----       ---------      -----       ---------      -----
Loss before income tax benefit ..............      (188,459)     (87.9)       (142,935)     (85.0)        (69,838)    (116.8)
Income tax benefit ..........................            --         --              --         --           4,839        8.1
                                                  ---------      -----       ---------      -----       ---------      -----
Net loss ....................................     $(188,459)     (87.9)%     $(142,935)     (85.0)%     $ (64,999)    (108.7)%
                                                  =========      =====       =========      =====       =========      =====

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Revenue

      Total revenue increased 27.5% to $214.4 million in 2001 compared to $168.1 million in 2000. The increase in revenue was due to sales to new customers, additional services to existing customers, and revenue recognized through our sales channel agreement with WorldCom, net of customers' modifications to site configurations. Our installed base of servers decreased 15.0% to 3,588 at December 31, 2001 from 4,216 at December 31, 2000. However, the average revenue per server increased 4% to $4,414 in 2001 from $4,259 in 2000. In 2001, we recognized revenue of $29.3 million from WorldCom, of which total revenues of $29.1 million were recorded under the sales channel agreement, compared to $6.0 million recorded under the Prime/Subcontractor agreement with WorldCom in 2000. Additionally, in 2001, total revenues from actual managed hosting services were $14.8 million. Total revenues for the difference between actual managed hosting services sold and the minimum annual commitment were $32.3 million. These amounts were reduced by $18.0 million, representing WorldCom's share in the net earnings related to activity under the sales channel agreement. Revenue in 2000 included $5.0 million from a one-time sale of third party equipment, with no similar one-time sale in 2001.

      Cost of Operations

      Cost of operations decreased 24.0% to $16.1 million in 2001 compared to $21.2 million in 2000. The decrease was primarily due to a one-time cost associated with the one-time sale of third party equipment of approximately $4.3 million in 2000, along with improved operating efficiencies and lower costs attributed to our amended network agreement with Intermedia in the second quarter of 2001 and our network agreement with WorldCom effective January 1, 2001. As a percentage of revenue, cost of operations decreased to 7.5% in 2001 compared to 10.7% in 2000 (excluding third party equipment sales and costs in the second quarter of 2000) as a result of improved network utilization.

      Cost of Services

      Cost of services increased 49.2% to $104.0 million in 2001 compared to $69.7 million in 2000. The increase was primarily related to the increased level of operations, charges under our facilities agreement with WorldCom, the expansion of our new data centers (including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration), accruals for changes in employee benefits, and additional maintenance contracts to service our computer hardware and software. As a percentage of revenue, total cost of services increased to 48.5% in 2001 compared to 41.4% in 2000.

      Selling, General and Administrative

      Selling, general and administrative expenses decreased 6.8% to $125.1 million in 2001 compared to $134.2 million in 2000. The decrease was primarily attributable to a large decrease in marketing and advertising expenses, and the expiration of our general and administrative agreement with Intermedia. Marketing and advertising expenses were approximately $17.8 million in 2001 compared with $21.9 million in 2000. The general and administrative agreement with Intermedia was less than $0.1 million in 2001 compared with $15.0 million in 2000. Additional factors contributing to the decline in selling, general and administrative expense include a reduction in property taxes, and reduction in recruitment and outside consultants' fees, partly offset by increased costs associated with a larger employee base, accruals for changes in employee benefits, regional deployment and relocation of the sales force, and expense recognition of deferred costs related to our adoption of SAB 101. As a percentage of revenue, total selling, general and administrative expenses decreased to 58.4% in 2001 compared to 80.0% in 2000, primarily because our revenue grew while a portion of the selling, general and administrative cost remained fixed.

      Provision for Doubtful Accounts

      Provision for doubtful accounts increased 44.4% to $15.4 million in 2001 compared to $10.6 million in 2000 as many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services. The continued decline in stock prices for many companies in the telecommunications and technology industry and the overall tightening of the capital markets, which limited the access of many our customers to the necessary capital to continue operations, led to our specific write-off of such accounts.

      Deferred Compensation

      Deferred compensation expense decreased 22.2% to $3.2 million in 2001 compared to $4.1 million in 2000. The decrease was due to forfeitures in stock options held by executive officers and key employees terminated since December 31, 2000. Approximately $4.4 million of unearned compensation was forfeited in

2001. Since December 31, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options.

      Depreciation and Amortization

      Depreciation and amortization expenses increased 73.0% to $136.4 million in 2001 compared to $78.8 million in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service during and subsequent to fiscal year 2000. We entered into a capital lease for our corporate headquarters facility in the third quarter of 2000 and capital leases for equipment in the second and third quarters of 2001, which have also contributed to the increase in expense. Also included in depreciation and amortization expense is a $4.3 million loss related to the disposal of certain equipment in 2001. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges through 2002 due to an expected increase in customer equipment installations based on market demand.

      Interest Expense

      Interest expense increased 137.5% to $4.8 million in 2001 compared to $2.0 million in 2000. The increase resulted from a capital lease effective beginning September 2000 for our corporate headquarters facility, $11.1 million of capital leases for equipment and vehicles, and from issuances of $93.3 million of notes payable primarily to Intermedia since December 31, 2000.

      Interest Income and Other

      Interest income and other decreased 77.7% to $2.2 million in 2001 compared to $9.7 million in 2000. The decrease resulted principally from declining cash balances and falling interest rates during the period. In addition, we also incurred merger-related expenses of $2.9 million for legal fees, investment advisory fees, and certain travel expenses associated with due diligence activities relating to the merger and the possible sale of Digex in 2000. Upon the final settlement of our shareholder litigation, we received $12.5 million from WorldCom for the reimbursement of merger-related costs incurred by us. As such, we recognized no merger-related expenses in 2001.

      EBITDA Before Certain Charges

      EBITDA before certain charges, as defined below, decreased 31.7% to $(46.3) million in 2001 compared to $(67.7) million in 2000. The change is primarily attributable to increased revenue and a slower growth rate in costs due to operational efficiencies. Costs associated with the administration and maintenance of our expanded data centers and increased selling, general and administrative costs will continue to represent a large portion of expenses.

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

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      Revenue

      Total revenue increased 181.1% to $168.1 million in 2000 compared to $59.8 million in 1999. The increase in revenue was due to sales to new customers, a significant increase in the number of managed servers per customer, and a rise of average monthly revenue per server in the fourth quarter of $4,259 in 2000 compared to $3,354 for the same period in 1999. Our installed base of servers increased 82% to 4,216 at December 31, 2000 from 2,311 at December 31, 1999. Of total revenue, $6.0 million was attributable to the prime/subcontractor agreement with WorldCom in 2000. In addition to revenue from managed Web and application hosting services, Digex recognized $5.0 million from a one-time sale of third party equipment in the second quarter of 2000.

      Cost of Operations

      Cost of operations increased 120.0% to $21.2 million in 2000 compared to $9.7 million in 1999. The increase was due to additional network costs resulting from our expanded customer base and increases in service offerings. As a percentage of revenue (excluding third party equipment sales in the second quarter of 2000), cost of operations (excluding the cost of sales) decreased to 10.7% in 2000 compared to 16.2% in 1999 due to the net effect of improved network utilization.

      Cost of Services

      Cost of services increased 220.3% to $69.7 million in 2000 compared to $21.8 million in 1999. The increase was primarily related to the increased level of operations and the expansion of our new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth. As a percentage of revenue, total cost of services increased to 41.4% in 2000 compared to 36.4% in 1999. Costs did not increase proportionally with revenue due primarily to additional costs incurred in 2000 related to the asset migration agreement.

      Selling, General and Administrative

      Selling, general and administrative expenses increased 103.5% to $134.2 million in 2000 compared to $65.9 million in 1999. Through 2000, as part of our growth strategy, we continued to build our infrastructure and administrative requirements to operate as a separate public company. Increases in selling, general and administrative expenses for 2000 included the costs associated with an increased employee base, advertising campaigns, back office support (including our general and administrative agreement with Intermedia), rent for additional office space, consultants' professional fees, and the addition of key executive management to support the growth of the business. As a percentage of revenue, total selling, general and administrative expenses decreased to 80.0% in 2000 compared to 110.3% in 1999, primarily because our revenue grew while a portion of the selling, general and administrative cost is fixed.

       Provision for Doubtful Accounts

       Provision for doubtful accounts increased 149.7% to $10.6 million in 2000 compared to $4.3 million in 1999 due to the growth of our business during 2000 and the addition of new customers. As a percentage of revenue, provision for doubtful accounts decreased to 6.3% in 2000 compared to 7.1% in 1999.

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

      Interest Income and Other

      Interest and other income increased 180.1% to $9.7 million in 2000 compared to $3.5 million in 1999. The increase resulted principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, an initial and subsequent public equity offering, and exercised stock options.

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

Liquidity and Capital Resources

      Cash Flows

      WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement, WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only. WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we expect our working capital needs and capital expenditure requirements to be met through our note purchase agreement dated July 31, 2001 with WorldCom.

      We currently project continued significant losses and operating cash flow deficits. Since the Intermedia - WorldCom Merger, we have been dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Pursuant to the terms of the Intermedia - WorldCom Merger and subject to the limitations under our approved 2002 business plan, which is subject to amendment and modifications, WorldCom has committed to fund our projected cash flow deficits and capital expenditures through December 31, 2002. Our 2002 business plan may require up to $276.0 million, inclusive of amounts for capital expenditures, the majority of which is expected to be demand driven. This amount could materially change due to changes in the economy, our target market, our practice of acquiring equipment on behalf of customers, or our ability to execute on this business plan, among other factors. The amount of actual borrowings from WorldCom in 2002 could be more or less than the amounts approved under the business plan. Should we require additional funding beyond 2002, as currently projected, there can be no assurance that WorldCom will provide such additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is unlikely to be available.

      We have used cash in our operating and investing activities during all periods since inception. These cash usages have been funded by permanent contributions to capital from Intermedia totaling $148.3 million, proceeds from our equity offerings, and borrowings primarily from Intermedia and WorldCom. Since the date of our initial public offering, there have been no permanent capital contributions made by Intermedia.

      Net cash used in operating activities was $62.7 million in 2001, $62.5 million in 2000, and $20.5 million in 1999. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital. In 2001, we issued $6.8 million of promissory notes to certain officers and employees of Digex. The notes are payable to Digex on the earlier of (1) November 1, 2003 or (2) the termination of the employee's employment with us for any reason.

      Net cash used for investing activities was $98.9 million in 2001, $204.6 million in 2000, and $170.2 million in 1999. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, and computers and other equipment, including a $2.0 million letter of credit pursuant to a ten-year lease entered into by us on June 29, 2000 for our corporate headquarters facility in Laurel, Maryland. In 2001, we obtained additional letters of credit pursuant to certain operating leases for office space which require 120% of the value of the letter of credit to be restricted. We have reduced our capital expenditures in 2001 in accordance with our business needs and as a result of the economic downturn. Although we have plans to invest in property and equipment, we have no material commitments for such items at this time.

      Net cash provided by financing activities was $90.5 million in 2001, $261.8 million in 2000, and $279.5 million in 1999. Net cash provided by financing activities was primarily due to the proceeds from our issuances of common stock, preferred stock, and notes payable, and proceeds from exercises of employee stock options, offset by payments on long-term note payable and capital lease obligations.

      Stock Offerings

      Prior to the date of our initial public offering, our capital expenditures and operating expenses were principally funded by Intermedia. On August 4, 1999, we sold 11,500,000 shares of Class A common stock in our initial public offering. The net proceeds from the offering were approximately $178.9 million.

      On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A convertible preferred stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was in cash, and $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $5.9 million and $2.7 million was used for equipment purchases in 2001 and 2000, respectively. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

      Subject to the legal availability of funds, the preferred stock is redeemable in cash at the option of the holders after January 12, 2004 or upon our change of control at a price of $1,000 per share if the redemption is then permitted under those indentures of Intermedia which existed on January 10, 2000. If the restrictions under these agreements terminate at an earlier date, the holders may require us to redeem the preferred stock before entering into an agreement which would restrict the ability to redeem the preferred stock. We are not required to make sinking fund payments with respect to the preferred stock. See Note 8 of the notes to our consolidated financial statements for a description of the preferred stock.

      To the extent necessary to perform our obligations under our agreement with Compaq, the proceeds from the investment by a subsidiary of Compaq will be used toward the development of a platform for the delivery of application hosting services, which will include capital expenditures and research and development expenditures. Therefore, we do not expect the proceeds of the investment by a subsidiary of Compaq to be available for general corporate purposes. We also intend to use the proceeds of the investment by Microsoft to fund this development project.

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

      The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and Compaq were used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. Therefore, to provide for the funding of our operating expenses, we made arrangements to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of these offerings. The assets were sold to Intermedia for cash at our cost. We received approximately $33.7 million in 2000 and $25.3 million in 1999 from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses.

      In accordance with the Digex Long-Term Incentive Plan, stock options granted to certain employees of Digex and Intermedia became vested and exercisable beginning in the third quarter of 2000. Cash proceeds from issuances of Digex's common stock of $2.1 million in 2001 and $6.1 million in 2000 were received as a result of exercised stock options. With the present economic downturn, market price of our stock, and exercise prices of the option grants, we do not expect a significant amount of stock option exercises in the foreseeable future.

      Funding from Affiliates

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

      On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex business plan for 2002. Subject to the terms and conditions of the agreement, we will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy our net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon our election by written notice. We expect to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. As a result, this debt has been classified as long-term. Any changes to our business plan that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

      In the third and fourth quarters of 2001, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $65.0 million to satisfy our net cash requirements under our approved 2001 business plan. The principal remains outstanding at December 31, 2001. Through December 31, 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.40%).

      We issued a promissory note, governed by the terms of the revolving credit facility agreement dated December 22, 1999, as amended to date, to Intermedia for the $12.0 million borrowing in the second quarter of 2001. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia - WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; and (4) following default which would accelerate the amounts due. Following the completion of the Intermedia - WorldCom Merger in July 2001, WorldCom repaid the total amount outstanding under the credit facility and terminated Intermedia's revolving credit facility as of August 1, 2001. Through July 31, 2001, variable interest on the unpaid principal balance of both loans accrued monthly at an average LIBOR rate of approximately 4.50% per annum.

      On June 26, 2001, we borrowed $6.0 from Intermedia as an intercompany loan at an interest rate of 14.12%. The intercompany loan balance was increased to $13.0 million on November 13, 2001 with the borrowing of an additional $7.0 million. Through December 31, 2001, the weighted average interest rate of the intercompany loans, promissory notes and subsequent refinancing was 5.67%.

      On January 14, 2002, we entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a series of senior notes totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Interest is payable monthly at an interest rate of 300 basis points over LIBOR.

      Other Indebtedness

      In January 2001, we received proceeds from a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if we meet certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by us. Digex was in compliance for deferring full repayment of the loan at December 31, 2001 and expects to satisfy the requirements for full conversion at December 31, 2008. However, if certain minimum employment requirements are not met at December 31, 2004, partial or full repayment of the outstanding balance is due on April 1, 2005.

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

      Financing activities also included the principal payments on our loan from Prince George's County Economic Development Corporation and on our capital lease obligations for our three data center facilities.

      In the first and second quarters of 2001, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of December 31, 2001, we acquired $11.0 million of computer equipment and maintenance services under these leasing and financing arrangements.

      Contractual Obligations and Contingent Commitments

      Our contractual obligations and contingent commitments as of December 31, 2001 are aggregated below (in thousands):

                                                                    Amounts due by period
                                                       -------------------------------------------------
                                                       Less than
                                            Total        1 year    1 - 3 years  4 - 5 years   Thereafter
                                          --------     ---------   -----------  -----------   ----------
Contractual obligations:
   Notes payable to Intermedia .....      $ 90,000      $    --      $57,500      $ 32,500      $    --
   Notes payable to third parties ..         3,264           56          121         3,087           --
   Capital lease obligations .......        47,483        8,609       14,179         9,682       15,013
   Operating leases ................        15,886        3,415        5,817         4,093        2,561

Contingent Commitments:
   Redeemable preferred stock ......       100,000           --           --       100,000           --
   Employee retention bonuses ......        11,784           --       11,784            --           --
                                          --------      -------      -------      --------      -------
Total ..............................      $268,417      $12,080      $89,401      $149,362      $17,574
                                          ========      =======      =======      ========      =======

      We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 11 years. Refer to Note 7 of the notes to our consolidated financial statements for discussion of our capital and operating leases.

      We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of December 31, 2001, the potential retention bonus pool payable in 2003 under these agreements totaled $11.8 million.

      Increases in interest rates on variable rate debt would have an adverse effect upon our reported net loss and cash flow. We believe that we will have adequate cash flow to service our debt and capital requirements in 2002 under our funding agreement with WorldCom. However, economic downturns, increased interest rates and other adverse developments, including factors beyond our control, could impair our ability to service our indebtedness. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth, additional acquisitions and capital improvements.

      We have incurred significant net losses and operating cash flow deficits since inception. We expect to continue experiencing negative cash flow from operating and investing activities. Since the Intermedia - WorldCom Merger, we have been dependent on WorldCom to fund our operating cash flow deficits and continued capital investments. We anticipate that we will have significant cash requirements for several years as we fill our existing data center capacity, expand into WorldCom data centers, increase servers under management, acquire additional office space to support our expanding operations and invest in our marketing organization. In addition, we expect to invest in the purchase of property and equipment and for research and development, including funding the expenses associated with our research and development alliance with Microsoft and a subsidiary of Compaq. We expect our capital expenditures to increase due to the growth of servers under management and our continuing data center expansion in the United States and abroad. If necessary, we intend to pursue additional equipment lease financing from our vendors or third parties to facilitate the acquisition of computer hardware and related software in the future.

      Pursuant to the terms of the Intermedia - WorldCom Merger and subject to the limitations under our approved 2002 business plan, which is subject to amendment and modifications, WorldCom has committed to fund our projected cash flow deficits and capital expenditures through December 31, 2002. Our 2002 business plan may require up to $276.0 million, inclusive of amounts for capital expenditures, the majority of which is expected to be demand driven. This amount could materially change due to changes in the economy, our target market, our practice of acquiring equipment on behalf of customers, or our ability to execute on this business plan, among other factors. The amount of actual borrowings from WorldCom in 2002 could be more or less than the amounts approved under the business plan. Should we require additional funding beyond 2002, as currently projected, there can be no assurance that WorldCom will provide such additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is unlikely to be available.

      With our existing cash resources and financing available from WorldCom, we believe we have sufficient capital to sustain our current operations and capital expenditure plans into 2003. Because the note purchase agreement provides us with access to readily available cash, we plan to maintain minimal cash balances and borrow only when required to sustain our operations. It is our understanding that WorldCom currently intends to fund our operations and cash flow requirements through March 31, 2003. However, there can be no assurance that WorldCom will provide such funding. We intend to work out a binding agreement with WorldCom to this respect.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement.

      We will adopt the provisions of SFAS No. 142 beginning in 2002. At that time, we will cease amortization of amounts assigned to goodwill and acquired workforce. Amortization of goodwill and acquired workforce was approximately $2.2 million for the year ended December 31, 2001. The net book value of goodwill and acquired workforce at December 31, 2001 was approximately $11.9 million. We continue to evaluate the potential impact of adopting SFAS No. 142 on the carrying value of the goodwill on our consolidated balance sheet. If, within six months of adopting SFAS No. 142, we determine that impairment of goodwill exists, we will record the charge to reduce the carrying value of the goodwill to fair value as a cumulative effect of a change in accounting principle in the first quarter of 2002. Although we continue to evaluate the impact, our ultimate determination could result in the impairment of some or all of the approximately $11.9 million in carrying value of the goodwill on our consolidated balance sheet.

      In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, effective for fiscal years beginning after December 15, 2001. Under the new rules, a single accounting model for long-lived assets to be disposed of by sale will be used to broaden the presentation of discontinued operations. We do not expect the implementation of SFAS No. 144 to have a material impact on our consolidated results of operations or financial position.

Information Regarding Forward-Looking Statements

      The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the filing date of this Annual Report on Form 10-K, and we undertake no duty to update this information to reflect events or circumstances that arise after the date hereof. See "Risk Factors--This report includes forward-looking statements which could differ from actual results."

Income Taxes

      We account for income taxes under SFAS No. 109, Accounting for Income Taxes. At December 31, 2001, a full valuation allowance was provided on net deferred tax assets of $141.3 million based upon our deficit in earnings and the uncertainty surrounding our ability to recognize such assets. The valuation allowance relates primarily to a net operating loss carryforward. Income tax accounting information is disclosed in Note 12 of the notes to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

Interest Rate Risks

      Changes in interest rates affect interest income earned on our cash equivalents and restricted investments, and interest expense on variable interest rate borrowings. Although we have long-term notes payable which bear an effective fixed interest rate, the fair market value of our fixed rate long-term notes payable is sensitive to changes in interest rates. We run the risk that market rates will decline, and the required payments will exceed those based on current market rates. Under our current risk management policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      We performed a sensitivity analysis on our variable rate long-term notes payable to assess the risk of interest rate changes on our potential loss in future earnings and cash flows. A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time up to one year after the date of the financial statements. Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value, future earnings, or cash flows that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. Our sensitivity analysis excluded fixed rate long-term notes payable because there is no foreseeable market for these debt obligations.

      Interest rate changes on our variable interest rate borrowings will affect our future earnings and cash flows as the borrowings are based on LIBOR plus a stated percentage which subjects us to variability in net loss and cash flows for the effect of changes in LIBOR. These notes have original maturities ranging from 1.5 years to 2.5 years. We currently expect to extend the maturity of one of the borrowings as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity & Capital Resources" above. As a result, we have prepared the sensitivity analysis through the extended maturity date in December 2006. The model to determine sensitivity assumes a hypothetical 10% parallel shift based on the market interest rate in effect at December 31, 2001. At December 31, 2001, a hypothetical 10% increase in interest rates, with all other variables held constant, would increase potential loss in future earnings and cash outflows through maturity by approximately $1.3 million. We may choose to take certain actions in the future to mitigate such hypothetical losses.

Foreign Currency Risks

      We expect to continue recognizing revenue from international sales denominated in foreign currency. As a global concern, we could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect our financial results. Currently, we do not hedge against any foreign currency risk and, as a result, could incur gains or losses. Based on our foreign currency transactions in 2001, we believe that any potential loss in future earnings that would result from a hypothetical 10% adverse change in foreign currency exchange rates would not be material to our consolidated results of operations.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements listed in Item 14 are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Audit Committee of the Digex Board of Directors recommended to the Board that Arthur Andersen LLP be engaged as the independent auditors of Digex. Arthur Andersen LLP is the certifying accountant of WorldCom, Inc., our majority stockholder. Pursuant to resolutions of the Board of Directors, Ernst & Young LLP was dismissed as of October 1, 2001. On October 1, 2001, Arthur Andersen LLP was engaged as the independent auditors to audit the consolidated financial statements of Digex for the year ending December 31, 2001.

      Ernst & Young LLP has audited our financial statements since 1999. The reports of Ernst & Young LLP on the financial statements of Digex for the years ended December 31, 2000 and 1999 did not contain an adverse opinion, a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. To the knowledge of management, during the fiscal years ended December 31, 2000 and 1999, and in the subsequent period through the date of dismissal, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. We have requested Ernst & Young LLP to furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated October 1, 2001, has been filed with the SEC and incorporated by reference as Exhibit 16.1 to this Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in Digex's proxy statement for its 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information captioned "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" to be included in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference to the information captioned "Beneficial Ownership" to be included in the proxy statement.

Item 13. Certain Relationships and Related Transactions

      The information required by the Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Transactions" to be included in the proxy statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statement and Financial Statement Schedules

      The following consolidated financial statements of Digex and the notes thereto, the related reports thereon of the independent auditors, and financial statement schedules, are filed pursuant to Item 8 of this Report:

                          Index to Financial Statements

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants - Digex, Incorporated ..................................    F-1

Report of Independent Auditors - Digex, Incorporated ............................................    F-2

Report of Independent Auditors - Digex (UK) Limited .............................................    F-3

Report of Independent Auditors - Digex Sweden AB ................................................    F-4

Consolidated Balance Sheets as of December 31, 2001 and 2000 ....................................    F-5

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999......    F-6

Consolidated Statements of Redeemable Preferred Stock, Stockholders' Equity, and
      Comprehensive Loss for the Years Ended December 31, 2001, 2000, and 1999...................    F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999 .....    F-9

Notes to Consolidated Financial Statements.......................................................    F-11

Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts ..................................................    F-39

      All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "SEC") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

                                  EXHIBIT INDEX

All Exhibits listed below are filed with this Annual Report on Form 10-K, unless specifically stated to be incorporated by reference to other documents previously filed with the SEC.

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

  3.1 -- Certificate of Incorporation of Digex and amendments thereto, including the Certificate of Designation for the Series A Preferred Stock.

  3.2 -- Bylaws of Digex, as amended. Incorporated herein by reference to Digex's Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

  4.1 -- Warrant Agreement, dated as of January 12, 2000, among Digex, Microsoft Corporation and CPQ Holdings, Inc.**

  4.2 -- Registration Rights Agreement, dated as of January 12, 2000, among Digex, Microsoft Corporation and CPQ Holdings, Inc.**

  10.1 -- Lease by and between Intermedia and Intel Corporation, dated as of November 10, 1998.*

  10.2 -- Lease by and between Intermedia and Ammendale Commerce Center Limited Partnership, dated as of April 15, 1998.*

  10.3 -- Lease by and between Intermedia and 1111 19th Street Associates, dated as of July 23, 1998.*

  10.4 -- Software License and Services Agreement by and between Digex and Oracle Corporation, dated as of May 27, 1999.*

  10.5   -- License Agreement by and between Digex and Microsoft
            Corporation.*

  10.6 -- Internet Transit Services Agreement (East Coast) between Digex and Business Internet,

            Inc., dated as of April 30, 1999. (2)*

  10.7 -- Internet Transit Services Agreement (West Coast) between Digex and Business Internet, Inc., dated as of April 30, 1999. (2)*

  10.8 -- Managed Firewall Services Agreement between Digex and Business Internet, Inc., dated as of April 30, 1999. (2)*

  10.9 -- Employment Letter dated June 29, 1999 between Digex and Mark K. Shull, and amendments thereto. (1)**

  10.10 -- Employment Letter dated July 9, 1999 between Digex and Rebecca Ward, and amendments thereto. (1)**

  10.11 -- Employment Letter dated December 15, 1999 between Digex and Timothy M. Adams, and amendments thereto. (1)**

  10.12 -- Employment Letter dated September 11, 1996 between Digex and Robert B. Patrick, and amendments thereto. (1)**

  10.13  -- Digex Long-Term Incentive Plan. (1)**

  10.14  -- Intermedia 1996 Long-Term Incentive Plan. (1)**

  10.15 -- General and Administrative Services Agreement between Digex and Intermedia, dated as of April 30, 1999. *

  10.16 -- Amendment No. 1, dated as of January 17, 2000, to General and Administrative Services Agreement between Digex and Intermedia.**

  10.17 -- Use of Proceeds Agreement between Digex and Intermedia, dated as of June 2, 1999.**

  10.18 -- Use of Proceeds Agreement between Digex and Intermedia, dated as of January 11, 2000.**

  10.19 -- Use of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000.**

  10.20 -- Expense Summary and Indemnity Arrangement Agreement between Digex and Intermedia, dated as of January 24, 2000.**

  10.21 -- Employment Letter dated July 6, 2000 between Digex and Bruce F. Metge. (1)***

  10.22 -- Lease by and between Digex and Riggs & Company, dated as of June 29, 2000. (3)***

  10.23 -- Amendment No. 2, dated as of June 29, 2000, to the General and Administrative Services Agreement between Digex and Intermedia. ***

  10.24 -- Asset Migration Agreement, dated as of June 1, 2000, between Digex and Intermedia.***

  10.25 -- Amended and Restated Guaranty Agreement, dated as of October 31, 2000, by Digex, as Guarantor, on behalf of Bank of America, N.A., as Administrative Agent for Lenders, amending and restating the Guaranty Agreement, dated as of December 22, 1999, by

            Digex, as Guarantor, on behalf of Bank of America N.A., as Administrative Agent for Lenders. ****

  10.26 -- Amended and Restated Security Agreement, dated as of October 31, 2000, between Digex, as Debtor, and Bank of America, N.A., as the Secured Party on behalf of Lenders, amending and restating the Security Agreement, dated as of December 22, 1999, between Digex, as Debtor, and Bank of America, N.A., as the Secured Party on behalf of Lenders.****

  10.27 -- Amendment, dated as of October 24, 2000, to the Use of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000. ****

  10.28 -- Employment Letter dated October 26, 2000 between Digex and Howard Weizmann. Incorporated herein by reference to Digex's Form 10-K (File No. 000-26873) filed with the SEC on April 2, 2001. (1)

  10.29 -- Master Channel Agreement between Digex and MCI WorldCom Network Services, Inc., dated as of January 1, 2001. Incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

  10.30  -- Master Facilities Agreement between Digex and MCI WorldCom
            Network Services, Inc., dated as of January 1, 2001. Incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

  10.31 -- Stipulation of Settlement between all parties to the consolidated action entitled In Re: Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 NC pending in the Court of Chancery of the State of Delaware, Richard A. Jalkut, Jack E. Reich, and Mark K. Shull, dated as of March 2, 2001. Incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

  10.32  -- Promissory Note, dated May 29, 2001, between Digex and
            Intermedia. Incorporated herein by reference from Digex's Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

  10.33 -- Note Purchase Agreement, dated July 31, 2001, between Digex and WorldCom. Incorporated herein by reference from Digex's Form 10-Q (File No. 000-26873) filed with the SEC on November 14, 2001.

  10.34  -- Employment Letter dated April 10, 2001, between Digex and George
            L. Kerns. Incorporated herein by reference from Digex's Form 10-Q (File No. 000-26873) filed with the SEC on November 14, 2001. (1)

  10.35 -- Form of Retention Bonus Agreement between Digex and certain executive officers. (1)

  10.36 -- Form of Promissory Note payable to Digex by certain executive officers.

  10.37 -- Note Purchase Agreement, dated July 31, 2001, between Digex and Intermedia.

  10.38 -- Letter regarding a change in certifying accountant. Incorporated herein by reference from Digex's Form 8-K (File No. 000-26873) filed with the SEC on October 3, 2001.

  23.1   -- Consent of Arthur Andersen LLP.

  23.2   -- Consent of Ernst & Young LLP.

  23.3   -- Consent of Ernst & Young LLP.

  23.4   -- Consent of Ernst & Young AB.

  99.1 -- Letter regarding a confirmation of receipt of assurances from Arthur Andersen LLP.

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

(b)   Reports on Form 8-K

      The following Current Reports on Form 8-K were filed during the fourth quarter of 2001:

      Digex filed a Current Report on Form 8-K, dated October 1, 2001, reporting under Item 4 regarding a change in certifying accountant. Digex also reported under Item 7 the filing of a letter addressed to the SEC stating whether Ernst & Young LLP agrees with certain statements made in the Form 8-K as an exhibit.

      Digex filed a Current Report on Form 8-K, dated October 24, 2001, reporting under Item 5 the issuance of a press release discussing Digex's third quarter results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

      Digex filed a Current Report on Form 8-K, dated November 15, 2001, reporting under Item 5 the replacement of two existing members and the appointment of three additional members to the board of directors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002

                                        DIGEX, INCORPORATED
                                        (Registrant)


                                        By: /s/ MARK K. SHULL
                                           -------------------------------------
                                                Mark K. Shull
                                        President and Chief Executive Officer

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

          Signature                                        Title                       Date
          ---------                                        -----                       ----
Principal Executive Officer:


/s/  MARK K. SHULL                             Director, President and             April 1, 2002
-------------------------------------          Chief Executive Officer
     Mark K. Shull

Principal Financial and Accounting Officer:


/s/  T. SCOTT ZIMMERMAN                        Interim Chief Financial Officer,    April 1, 2002
-------------------------------------          Vice President and Controller
     T. Scott Zimmerman

Directors:


/s/  BERNARD J. EBBERS                         Chairman of the Board               April 1, 2002
-------------------------------------
     Bernard J. Ebbers


/s/  RONALD R. BEAUMONT                        Director                            April 1, 2002
-------------------------------------
     Ronald R. Beaumont


/s/  GREGORY J. CLARK                          Director                            April 1, 2002
-------------------------------------
     Gregory J. Clark


/s/  K. WILLIAM GROTHE, JR.                    Director                            April 1, 2002
-------------------------------------
     K. William Grothe, Jr.


/s/  EDITH E. HOLIDAY                          Director                            April 1, 2002
-------------------------------------
     Edith E. Holiday


/s/  BERT C. ROBERTS, JR.                      Director                            April 1, 2002
-------------------------------------
     Bert C. Roberts, Jr.


/s/  SCOTT D. SULLIVAN                         Director                            April 1, 2002
-------------------------------------
     Scott D. Sullivan


/s/  LAWRENCE C. TUCKER                        Director                            April 1, 2002
-------------------------------------
     Lawrence C. Tucker

                    Report of Independent Public Accountants

The Board of Directors and Stockholders of
Digex, Incorporated:

      We have audited the accompanying consolidated balance sheet of Digex, Incorporated (the "Company") as of December 31, 2001, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Digex (UK) Limited and Digex Sweden A.B., subsidiaries of Digex, Incorporated, as of and for the year ended December 31, 2001. Such statements are included in the consolidated financial statements of Digex, Incorporated and reflect total assets and total revenues of less than 2 percent of the related consolidated totals in 2001. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those subsidiaries, is based solely on the reports of other auditors.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digex, Incorporated as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at Item 14(a) to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, based on our audit and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 6, 2002; except with respect
to the matters discussed in Note 1 and
Note 6, as to which the date is February 25, 2002

                         Report of Independent Auditors

The Board of Directors and Stockholders of
Digex, Incorporated:

      We have audited the accompanying consolidated balance sheet of Digex, Incorporated as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule as of and for the years ended December 31, 2000 and 1999, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digex, Incorporated at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition.


                                        /s/ ERNST & YOUNG LLP

McLean, Virginia
January 30, 2001
   Except for the second, fifth, sixth, and seventh paragraphs of Note 14 and the first paragraph of Note 15, as to which the date is March 2, 2001

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Digex (UK) Limited:

      We have audited the balance sheets of Digex (UK) Limited as of December 31, 2001 and 2000 and the related profit and loss accounts for the year ended December 31, 2001 and the period from February 28, 2000 (inception) to December 31, 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digex (UK) Limited at December 31, 2001 and 2000, and the results of its operations for the year ended December 31, 2001 and the period from February 28, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United Kingdom.


                                        /s/  ERNST & YOUNG LLP

London, England
March 28, 2002

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Digex Sweden AB:

      We have audited the balance sheets of Digex Sweden AB as of December 31, 2001 and 2000, and the related statements of income for the years then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digex Sweden AB at December 31, 2001 and 2000, and the results of its operations for the years then ended (not separately presented herein) in conformity with accounting principles generally accepted in Sweden.

Stockholm, Sweden

March 15, 2002

Ernst & Young AB


/s/ BJORN FERNSTROM

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except share information)

                                                                                                 December 31,
                                                                                           -------------------------
                                                                                             2001            2000
                                                                                           ---------       ---------
                                          ASSETS

Current assets:
      Cash and cash equivalents .....................................................      $  12,096       $  83,434
      Restricted investments ........................................................          3,197           2,000
      Accounts receivable, net of allowance of $4,806 in 2001 and $4,741 in 2000 ....         25,159          36,241
      Due from WorldCom .............................................................         15,179           6,000
      Deferred costs ................................................................          7,302           8,627
      Prepaid expenses and other current assets .....................................          7,579           7,452
                                                                                           ---------       ---------
              Total current assets ..................................................         70,512         143,754
Property and equipment, net .........................................................        327,701         348,975
Goodwill and intangible assets, net .................................................         19,231          23,222
Notes receivable from employees .....................................................          6,825              --
Other assets ........................................................................          3,089           5,100
                                                                                           ---------       ---------
              Total assets ..........................................................      $ 427,358       $ 521,051
                                                                                           =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses .........................................      $  47,966       $  59,455
      Current portion of deferred liabilities .......................................          7,572           7,734
      Current portion of note payable ...............................................             56           2,772
      Current portion of capital lease obligations ..................................          5,675           1,871
                                                                                           ---------       ---------
              Total current liabilities .............................................         61,269          71,832
Deferred liabilities ................................................................          4,257           4,025
Notes payable .......................................................................          3,208           1,435
Notes payable to Intermedia .........................................................         90,000              --
Capital lease obligations ...........................................................         29,477          27,131
                                                                                           ---------       ---------
              Total liabilities .....................................................        188,211         104,423
                                                                                           ---------       ---------

Commitments and contingencies

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 100,000 Series A Convertible
     shares issued and outstanding in 2001 and 2000 (aggregate liquidation preference of
     $100,000) ......................................................................         81,503          71,572

Stockholders' equity:
       Class A common stock, $.01 par value; 100,000,000 shares authorized;
          24,788,446 and 24,546,543 shares issued and outstanding in 2001 and
          2000, respectively ........................................................            248             245
       Class B common stock, $.01 par value; 50,000,000 shares authorized;
          39,350,000 issued and outstanding in 2001 and 2000 ........................            394             394
      Additional capital ............................................................        545,020         550,465
      Accumulated deficit ...........................................................       (384,328)       (195,869)
      Deferred compensation .........................................................         (3,448)        (10,141)
      Accumulated other comprehensive loss ..........................................           (242)            (38)
                                                                                           ---------       ---------
              Total stockholders' equity ............................................        157,644         345,056
                                                                                           ---------       ---------
              Total liabilities and stockholders' equity ............................      $ 427,358       $ 521,051
                                                                                           =========       =========

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in thousands, except share and per share data)

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                     2001               2000               1999
                                                                 ------------       ------------       ------------
Revenue:
      Revenue .............................................      $    185,025       $    162,085       $     59,786
      Revenue from WorldCom ...............................            29,328              6,000                 --
                                                                 ------------       ------------       ------------
Total revenue .............................................           214,353            168,085             59,786

Costs and expenses:
      Cost of operations ..................................            16,138             21,244              9,656
      Cost of services ....................................           103,962             69,658             21,750
      Selling, general and administrative .................           125,140            134,227             65,948
      Provision for doubtful accounts .....................            15,374             10,649              4,265
      Deferred compensation ...............................             3,192              4,101              1,299
      Depreciation and amortization .......................           136,396             78,819             29,070
                                                                 ------------       ------------       ------------
Total costs and expenses ..................................           400,202            318,698            131,988
                                                                 ------------       ------------       ------------
Loss from operations ......................................          (185,849)          (150,613)           (72,202)
Other income (expense):
      Interest expense ....................................            (4,768)            (2,008)            (1,094)
      Interest income and other ...........................             2,158              9,686              3,458
                                                                 ------------       ------------       ------------
Loss before income tax benefit ............................          (188,459)          (142,935)           (69,838)
Income tax benefit ........................................                --                 --              4,839
                                                                 ------------       ------------       ------------
Loss before cumulative effect of change in accounting
      principle ...........................................          (188,459)          (142,935)           (64,999)
Cumulative effect of change in accounting principle .......                --               (166)                --
                                                                 ------------       ------------       ------------
Net loss ..................................................          (188,459)          (143,101)           (64,999)
Accretion of preferred stock discount .....................            (4,025)                --                 --
                                                                 ------------       ------------       ------------

Net loss available to common stockholders .................      $   (192,484)      $   (143,101)      $    (64,999)
                                                                 ============       ============       ============

Loss per common share- basic and diluted:

Loss before cumulative effect of change in accounting
      principle ...........................................      $      (3.00)      $      (2.25)      $      (1.19)
Cumulative effect of change in accounting principle .......                --              (0.01)                --
                                                                 ------------       ------------       ------------

Net loss per common share .................................      $      (3.00)      $      (2.26)      $      (1.19)
                                                                 ============       ============       ============

Pro forma net loss and loss per common share, assuming the accounting change is applied retroactively:

Net loss available to common stockholders .................      $   (192,484)      $   (142,935)      $    (65,115)
                                                                 ============       ============       ============
Net loss per common share .................................      $      (3.00)      $      (2.25)      $      (1.19)
                                                                 ============       ============       ============

Shares used in computing basic and diluted net loss and
      proforma net loss per share .........................        64,076,647         63,404,839         54,726,027
                                                                 ============       ============       ============

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
                  STOCKHOLDERS' EQUITY, AND COMPREHENSIVE LOSS

                             (Amounts in thousands)

                                                           REDEEMABLE
                                                            PREFERRED
                                                              STOCK                         STOCKHOLDERS' EQUITY
                                                        -----------------    --------------------------------------------------
                                                                                         Common Stock
                                                                                         ------------
                                                              Series A           Class A             Class B
                                                        -----------------    ---------------    -----------------    Additional
                                                        Shares     Amount    Shares   Amount    Shares     Amount     Capital
                                                        ------     ------    ------   ------    ------     ------     -------
Balance at December 31, 1998 ....................          --     $    --        --    $ --         --     $  --     $      --

Total allocated costs ...........................          --          --        --      --         --        --            --
Funding for working capital .....................          --          --        --      --         --        --            --
Funding for purchases of property, plant
   and equipment ................................          --          --        --      --         --        --            --
Recapitalization by Intermedia ..................          --          --        --      --     50,000       500       114,566
Contributions from Intermedia following
   recapitalization .............................          --          --        --      --         --        --        47,689
Initial public offering of common stock, net of
   issuance cost ................................          --          --    11,500     115         --        --       178,788
Issuance of stock options under long-term
   compensation plan ............................          --          --        --      --         --        --        13,510
Amortization of deferred compensation ...........          --          --        --      --         --        --            --
Net loss ........................................          --          --        --      --         --        --            --
                                                        -----------------    --------------------------------------------------

Balance at December 31, 1999 ....................          --          --    11,500     115     50,000       500       354,553

Issuance of Series A Convertible preferred
   stock and warrants, net of available
   equipment credits ............................         100      68,900        --      --         --        --        16,100
Purchase of equipment with equipment credits
   granted in connection with  the issuance of
   preferred stock ..............................          --       2,672        --      --         --        --            --
Subsequent public offering of common stock, net
   of issuance cost .............................          --          --    12,650     126    (10,650)     (106)      171,623
Issuance of stock options under long-term
   compensation plan, net of forfeitures ........          --          --        --      --         --        --         2,067
Exercise of common stock options ................          --          --       397       4         --        --         6,122
Amortization of deferred compensation ...........          --          --        --      --         --        --            --

                                                                            STOCKHOLDERS' EQUITY
                                                     -------------------------------------------------------------------
                                                                                  Accumulated     Owner's
                                                                                     Other          Net
                                                     Accumulated    Deferred     Comprehensive  Investment
                                                       Deficit    Compensation        Loss       (Deficit)       Total
                                                       -------    ------------        ----       ---------       -----
Balance at December 31, 1998 ....................     $      --     $     --         $  --       $  70,845     $  70,845

Total allocated costs ...........................            --           --            --           3,541         3,541
Funding for working capital .....................            --           --            --          11,443        11,443
Funding for purchases of property, plant
   and equipment ................................            --           --            --          89,574        89,574
Recapitalization by Intermedia ..................            --           --            --        (115,066)           --
Contributions from Intermedia following
   recapitalization .............................            --           --            --         (48,106)         (417)
Initial public offering of common stock, net of
   issuance cost ................................            --           --            --              --       178,903
Issuance of stock options under long-term
   compensation plan ............................            --      (13,510)           --              --            --
Amortization of deferred compensation ...........            --        1,299            --              --         1,299
Net loss ........................................       (52,768)          --            --         (12,231)      (64,999)
                                                     -------------------------------------------------------------------

Balance at December 31, 1999 ....................       (52,768)     (12,211)           --              --       290,189

Issuance of Series A Convertible preferred
   stock and warrants, net of available
   equipment credits ............................            --           --            --              --        16,100
Purchase of equipment with equipment credits
   granted in connection with  the issuance of
   preferred stock ..............................            --           --            --              --            --
Subsequent public offering of common stock, net
   of issuance cost .............................            --           --            --              --       171,643
Issuance of stock options under long-term
   compensation plan, net of forfeitures ........            --       (2,067)           --              --            --
Exercise of common stock options ................            --           --            --              --         6,126
Amortization of deferred compensation ...........            --        4,137            --              --         4,137

Comprehensive loss:
   Net loss .....................................          --          --        --      --         --        --            --
   Foreign currency translation adjustment ......          --          --        --      --         --        --            --

   Total comprehensive loss .....................
                                                        -----------------    --------------------------------------------------

Balance at December 31, 2000 ....................         100      71,572    24,547     245     39,350       394       550,465

Purchase of equipment with equipment credits
   granted in connection with  the issuance of
   preferred stock ..............................          --       5,906        --      --         --        --            --
Issuance of stock options under long-term
   compensation plan, net of forfeitures ........          --          --        --      --         --        --        (3,501)
Exercise of common stock options ................          --          --       241       3         --        --         2,081
Amortization of deferred compensation ...........          --          --        --      --         --        --            --
Comprehensive loss:
   Net loss .....................................          --          --        --      --         --        --            --
   Accretion of preferred stock discount ........          --       4,025        --      --         --        --        (4,025)
   Foreign currency translation adjustment ......          --          --        --      --         --        --            --

   Total comprehensive loss .....................
                                                        -----------------    --------------------------------------------------

Balance at December 31, 2001 ....................         100     $81,503    24,788    $248     39,350     $ 394     $ 545,020
                                                        =================    ==================================================

Comprehensive loss:
   Net loss .....................................    (143,101)          --            --              --      (143,101)
   Foreign currency translation adjustment ......          --           --           (38)             --           (38)
                                                                                                             ---------
   Total comprehensive loss .....................                                                             (143,139)
                                                    ------------------------------------------------------------------

Balance at December 31, 2000 ....................    (195,869)     (10,141)          (38)             --       345,056

Purchase of equipment with equipment credits
   granted in connection with  the issuance of
   preferred stock ..............................          --           --            --              --            --
Issuance of stock options under long-term
   compensation plan, net of forfeitures ........          --        3,501            --              --            --
Exercise of common stock options ................          --           --            --              --         2,084
Amortization of deferred compensation ...........          --        3,192            --              --         3,192
Comprehensive loss:
   Net loss .....................................    (188,459)          --            --              --      (188,459)
   Accretion of preferred stock discount ........          --           --            --              --        (4,025)
   Foreign currency translation adjustment ......          --           --          (204)             --          (204)
                                                                                                             ---------
   Total comprehensive loss .....................                                                             (192,688)
                                                    ------------------------------------------------------------------

Balance at December 31, 2001 ....................   $(384,328)    $ (3,448)        $(242)      $      --     $ 157,644
                                                    ==================================================================

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                                  Year Ended December 31,
                                                                          -------------------------------------
                                                                            2001          2000          1999
                                                                          ---------     ---------     ---------
Operating activities:
   Net loss ..........................................................    $(188,459)    $(143,101)    $ (64,999)
   Cumulative effect of change in accounting principle ...............           --           166            --
                                                                          ---------     ---------     ---------

   Loss before cumulative effect of change in accounting principle ...     (188,459)     (142,935)      (64,999)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ..................................      136,396        78,819        29,070
      Provision for doubtful accounts ................................       15,374        10,649         4,265
      Amortization of deferred compensation ..........................        3,192         4,137         1,299
      Loss on sale/disposal of telecommunications equipment ..........           --           655            52
      Deferred income taxes ..........................................           --            --        (4,839)
      Accretion of interest on note payable and capital lease
        obligations ..................................................          112           467            --
   Changes in operating assets and liabilities:
      Accounts receivable ............................................       (4,292)      (26,535)      (18,519)
      Due from WorldCom ..............................................       (9,179)       (6,000)           --
      Deferred costs .................................................        1,325        (8,627)           --
      Prepaid expenses and other current assets ......................         (127)       (5,956)         (606)
      Notes receivable from employees ................................       (6,825)           --            --
      Other assets ...................................................        2,011        (4,562)          (79)
      Accounts payable and accrued expenses ..........................      (12,303)       25,997        33,619
       Deferred liabilities ..........................................           70        11,371           222
                                                                          ---------     ---------     ---------
   Net cash used in operating activities .............................      (62,705)      (62,520)      (20,515)

Investing activities:
   Purchases of property and equipment ...............................      (98,201)     (202,604)     (170,396)
   Purchase of restricted investments ................................       (1,197)       (2,000)           --
   Proceeds from sale of property and equipment ......................          516            --           203
                                                                          ---------     ---------     ---------
   Net cash used in investing activities .............................      (98,882)     (204,604)     (170,193)

Financing activities:
   Proceeds from subsequent public offering, net of costs ............           --       171,645            --
   Proceeds from issuance of preferred stock .........................           --        85,000            --
   Proceeds from issuances of notes payable ..........................       93,300            --            --
   Proceeds from exercises of common stock options ...................        2,084         6,126            --
   Principal payments on long-term note payable and capital lease
     obligations .....................................................       (4,931)         (953)       (1,424)
   Proceeds from initial public offering, net of costs ...............           --            --       178,903
   Net contributions from Intermedia .................................           --            --       102,007
                                                                          ---------     ---------     ---------
   Net cash provided by financing activities .........................       90,453       261,818       279,486

Effect of exchange rate on cash and cash equivalents .................         (204)          (38)           --

Net (decrease) increase in cash and cash equivalents .................      (71,338)       (5,344)       88,778
Cash and cash equivalents at beginning of the year ...................       83,434        88,778            --
                                                                          ---------     ---------     ---------
Cash and cash equivalents at end of the year .........................    $  12,096     $  83,434     $  88,778
                                                                          =========     =========     =========

Supplemental disclosures of cash flow information:
   Assets acquired through capital leases ............................    $  11,084     $  13,249     $  17,111

   Assets purchased with equipment credits granted in connection
      with the issuance of preferred stock ...........................        5,906         2,672            --
   Asset purchase financed by note payable ...........................           --            --         4,672
   Interest paid .....................................................        3,622         1,696         1,010

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization

      Digex, Incorporated ("Digex") was incorporated on April 26, 1999, under the laws of the State of Delaware. Digex's business was operated as the Web site hosting unit of Intermedia Communications Inc. ("Intermedia") since its acquisition by Intermedia on July 7, 1997. On that date, Intermedia acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), including the Web site hosting unit, in a business combination accounted for as a purchase. The Web site hosting unit presented in the accompanying consolidated financial statements had no legal status or existence prior to the incorporation of Digex on April 26, 1999. Prior to April 30, 1999, Digex had no assets or liabilities.

      Digex's predecessor operations began in January 1996 to provide managed Web hosting services, principally to Fortune 2000 companies. Digex's services include implementing and maintaining secure, scalable, high-performance Web sites on the Internet 24-hours a day. In addition, Digex provides a suite of Web management services, including business process solutions and value-added testing services directed toward improving its customers' overall Internet performance.

      On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia - WorldCom Merger"). As a result of the Intermedia
- WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 61.4% of Digex's equity interests and controls 94.1% of Digex's voting interests, calculated based on total common stock outstanding, as of December 31, 2001.

      As part of the Intermedia - WorldCom Merger, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, may borrow to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 6 and Note 14 to the consolidated financial statements.

      Digex currently projects continued significant losses and operating cash flow deficits. Since the Intermedia - WorldCom Merger, Digex has been dependent on WorldCom to fund its operating cash flow deficits and capital expenditures. Pursuant to the terms of the Intermedia - WorldCom Merger and subject to the limitations under the approved 2002 business plan, which is subject to amendment and modifications, WorldCom has committed to fund Digex's projected cash flow deficits and capital expenditures through December 31, 2002. The 2002 business plan may require up to $276.0 million, inclusive of amounts for capital expenditures, the majority of which is expected to be demand driven. This amount could materially change due to changes in the economy, Digex's target market, its practice of acquiring equipment on behalf of customers, or its ability to execute on this business plan, among other factors. The amount of actual borrowings from WorldCom in 2002 could be more or less than the amounts approved under the business plan. Should Digex require additional funding beyond 2002, as currently projected, there can be no assurance that WorldCom will provide such additional funding. Digex

                               DIGEX, INCORPORATED
believes that funding from any source other than WorldCom on appropriate or commercially acceptable terms is speculative.

      Digex's operations are subject to other certain risks and uncertainties, including among others, uncertainties relating to product and service offering development, rapidly changing technology, current and potential competitors with greater financial, technological, and marketing resources, and dependence on key management personnel.

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Digex and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

      The financial statements for periods prior to April 30, 1999 represent the carved-out operations of the managed Web and application hosting unit of Intermedia. Digex's accumulated deficit of $384.3 million arose after April 30, 1999. Accumulated losses and capital contributions from Intermedia were included in owner's net investment prior to April 30, 1999 and were transferred to additional capital upon the capitalization of Digex. Intermedia contributed approximately $115.1 million in assets and certain liabilities on April 30, 1999. Intermedia also contributed additional capital of $48.1 million to Digex beginning May 1 through August 4, 1999, principally by way of contributions of telecommunications assets. These contributions were accounted for at Intermedia's underlying book values on the date of contribution. As more fully discussed in Note 2 to the consolidated financial statements, "Related Party Corporate Allocations," the financial statements for 1999 include allocations of network costs and corporate expenses. In addition, for financial reporting purposes, the equity activity of Digex prior to its incorporation has been accumulated into a single disclosure caption entitled "Owner's Net Investment."

      There have been no adjustments to the consolidated financial statements of Digex from the Intermedia - WorldCom Merger.

Summary of Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are subject to change include estimates of the collectibility of accounts receivable and the useful lives and ultimate realizability of property, equipment, goodwill, and intangible assets.

                               DIGEX, INCORPORATED

      Cash Equivalents and Restricted Investments

      Digex considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

      Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, ranging from three years for electronics to five years for furniture and office equipment. Buildings, leasehold improvements, and equipment under capital leases are depreciated using the straight-line method over the lesser of the lease term or the estimated useful life of the asset. Acquired and internally developed software is amortized using the straight-line method over periods ranging from three to five years.

      Goodwill and Intangible Assets

      Goodwill and intangible assets include assets that arose in connection with the purchase of Business Internet, Inc. by Intermedia. Identifiable intangible assets arising from the purchase are stated at cost and consist of trade name, customer lists, acquired workforce, developed technology and goodwill. Amortization of these assets is computed using the straight-line method over the estimated periods of benefit, generally five years for developed technologies and ten years for all other intangible assets and goodwill. Refer to "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements for changes to the accounting policy effective January 1, 2002.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Digex reviews its long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method. Refer to "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements for changes to the accounting policy effective January 1, 2002.

      Digex has performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicates that no impairment to the carrying value of its fixed assets nor intangible assets has

                               DIGEX, INCORPORATED
occurred as of December 31, 2001. In 2001, losses on disposed equipment of approximately $4.3 million have been included in depreciation and amortization expense.

      Fair Value of Financial Instruments

      The carrying values of Digex's financial instruments, including cash and cash equivalents, restricted investments, accounts receivable, notes receivable, accounts payable, notes payable and capital lease obligations approximate their fair market values.

      Revenue Recognition

      Revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. Digex also charges installation fees for new and existing customers upgrading service. Installation revenue and related direct incremental costs of performing the installation are recognized over the estimated contract period. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Refer to "Change in Accounting Principle" in Note 1 to the consolidated financial statements for further discussion.

      Advertising Costs

      Digex expenses advertising costs as incurred. Advertising expense amounted to $17.8 million in 2001, $21.9 million in 2000, and $6.8 million in 1999 and is included in the consolidated statements of operations as selling, general and administrative expense.

      Research and Development Costs

      Digex expenses research and development costs ("R&D costs") as incurred, except for equipment that has alternative future uses, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Indirect costs and general administrative expenses directly related to a joint development project and normal business development activities are expensed as incurred. R&D costs amounted to $2.8 million in 2001, $9.5 million in 2000, and $0.6 million in 1999 and are included in the consolidated statements of operations as selling, general and administrative expense.

      Product development costs incurred for internal use software and software supporting managed hosting services are expensed as incurred until the application development state, after which costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Digex has capitalized $16.2 million and $4.8 million of software development costs in 2001 and 2000, respectively.

                               DIGEX, INCORPORATED

      Stock-Based Compensation

      Digex accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, in cases where exercise prices at the date of the grant equal or exceed fair market value of the underlying common stock, Digex recognizes no compensation expense. In cases where exercise prices at the date of the grant are less than the fair value, compensation is recognized over the period of performance or vesting period.

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

      Comprehensive Income

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This standard requires that total comprehensive income (loss) be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners, such as capital contributions and dividends. Digex adopted this standard in 1998 and implemented the standard for all years presented herein. Digex's only component of accumulated other comprehensive loss for 2001 and 2000 resulted from foreign currency translation. Comprehensive losses were equal to net losses for 1999.

      Foreign Currency Translation

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss within stockholders' equity. The gains and losses of $0.003 million in 2001 and $0.07 million in 2000 resulting from foreign currency transactions are reported as interest income and other in the consolidated results of operations. There was no gain or loss resulting from foreign currency transactions in 1999.

                               DIGEX, INCORPORATED

      Concentrations of Credit Risk

      Financial instruments that potentially expose Digex to credit risk consist primarily of cash and cash equivalents, restricted investments, accounts receivable, loans receivable, and notes payable. Digex's cash and cash equivalents are primarily invested in overnight repurchase agreements at a high-quality institution.

      Accounts receivable are due from commercial entities to whom credit is extended based on evaluation of the customer's financial condition, and in certain cases collateral is required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations for all periods presented. As of December 31, 2001, Digex does not have any significant concentrations of business transacted with a particular customer or supplier, other than WorldCom, that could, if suddenly eliminated, adversely impact its operations. Refer to Note 14 "Related Party Agreements" for a discussion of commercial agreements between Digex and WorldCom.

      Substantially all of its borrowings are through Intermedia from WorldCom. If funding is not made available by WorldCom, Digex may have difficulty in obtaining funding from other sources on terms acceptable to Digex. Refer to Note 6 "Long-term Notes Payable" for a discussion of the funding agreement between Digex and WorldCom.

      Change in Accounting Principle

      Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Prior to January 1, 2000, Digex had recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution installation. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term. Digex continually analyzes the average life of its customer relationships and contracts and has determined that a 24 month contract term is a reasonable estimate.

      The cumulative effect of the change on years prior to 2000 resulted in a net charge of $0.2 million ($5.3 million revenue less related direct incremental costs), which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase net loss before the cumulative effect of the change in accounting principle by $0.2 million (less than $0.01 per share). For the year ended December 31, 2000, Digex recognized revenue of $4.6 million and direct incremental costs of $4.4 million that was included in the cumulative effect adjustment as of January 1, 2000. Digex recognized revenue of $8.2 million in 2001 that had been deferred as of December 31, 2000. With the adoption of SAB 101, there was no impact to Digex's business operations or cash flows. There was also no material impact to Digex's consolidated financial statements. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods.

                               DIGEX, INCORPORATED

      Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests based upon estimated fair value. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement.

      Digex will adopt the provisions of SFAS No. 142 beginning in 2002. At that time, Digex will cease amortization of amounts assigned to goodwill and acquired workforce. Amortization of goodwill and acquired workforce was approximately $2.2 million for the year ended December 31, 2001. The net book value of goodwill and acquired workforce at December 31, 2001 was approximately $11.9 million. Management is continuing to evaluate the potential impact of adopting SFAS No. 142 on the carrying value of the goodwill on its consolidated balance sheet. If, within six months of adopting SFAS No. 142, management determines that impairment of goodwill exists, Digex will record the charge to reduce the carrying value of its goodwill to fair value as a cumulative effect of a change in accounting principle in the first quarter of 2002. Although Digex continues to evaluate the impact, management's ultimate determination could result in the impairment of some or all of the approximately $11.9 million in carrying value of the goodwill on its consolidated balance sheet.

      In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, effective for fiscal years beginning after December 15, 2001. Under the new rules, a single accounting model for long-lived assets to be disposed of by sale will be used to broaden the presentation of discontinued operations. Digex does not expect the implementation of SFAS No. 144 to have a material impact on its consolidated results of operations or financial position.

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

                               DIGEX, INCORPORATED

      The following table summarizes corporate charges and allocations included in the accompanying consolidated financial statements (in thousands):

  Statement of Operations Caption                                          1999
  -------------------------------                                        -------

Cost of operations ..........................................            $ 9,190
Cost of services ............................................                494
Selling, general and administrative .........................             18,123
                                                                         -------
                                                                         $27,807
                                                                         =======

      Amounts include expenses recorded as a result of certain related party agreements with Intermedia. Management believes that the allocation methodology applied is reasonable. However, it was not practicable to determine whether the allocated amounts represent amounts that would have been incurred on a standalone basis. Explanations of the composition and the method of allocation for the above captions are as follows:

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

      Refer to Note 14 to the consolidated financial statements for additional related party transactions and agreements.

                               DIGEX, INCORPORATED

3. Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                             December 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------

Buildings ........................................     $  30,178      $  30,178
Electronics and computer equipment ...............       324,667        276,587
Computer software ................................        78,594         54,845
Furniture, office equipment, and vehicles ........        11,300          8,532
Leasehold improvements ...........................       108,428         84,485
                                                       ---------      ---------
                                                         553,167        454,627
Less accumulated depreciation and amortization ...      (225,466)      (105,652)
                                                       ---------      ---------

                                                       $ 327,701      $ 348,975
                                                       =========      =========

      Depreciation and amortization expense relating to property and equipment was $128.1 million in 2001, $74.8 million 2000, and $25.1 million in 1999.

      Property and equipment capitalized under capital leases consisted of the following (in thousands):

                                                             December 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------

Buildings ........................................      $ 30,178       $ 30,178
Electronics and computer equipment ...............        10,954             --
Furniture, office equipment, and vehicles ........           490            339
                                                        --------       --------
                                                          41,622         30,517
Less accumulated amortization ....................        (9,572)        (3,440)
                                                        --------       --------

                                                        $ 32,050       $ 27,077
                                                        ========       ========

      Property and equipment include the present value of the capital lease which is amortized over the lesser of the asset life or lease term. Amortization of these assets is included in depreciation and amortization expense.

                               DIGEX, INCORPORATED

4. Intangible Assets

      Intangible assets consisted of the following (in thousands):

                                                            December 31,
                                                     --------------------------
                                                       2001              2000
                                                     --------          --------

Goodwill ...................................         $ 19,099          $ 19,099
Trade name .................................            9,750             9,750
Customer list ..............................            3,120             3,120
Developed technologies .....................            2,720             2,720
Acquired workforce .........................            1,253             1,253
                                                     --------          --------

                                                       35,942            35,942
Less accumulated amortization ..............          (16,711)          (12,720)
                                                     --------          --------
                                                     $ 19,231          $ 23,222
                                                     ========          ========

      Amortization expense amounted to approximately $4.0 million in each of 2001, 2000, and 1999.

5. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consisted of the following (in thousands):

                                                              December 31,
                                                         -----------------------
                                                           2001            2000
                                                         -------         -------

Accounts payable ...............................         $15,122         $31,996
Accrued payroll and related taxes ..............          11,635           9,932
Accrued fixed asset purchases ..................           4,663           4,419
Other accrued expenses .........................          16,546          13,108
                                                         -------         -------

                                                         $47,966         $59,455
                                                         =======         =======

                               DIGEX, INCORPORATED

6. Long-term Notes Payable

      Long-term notes payable consisted of the following (in thousands):

                                                               December 31,
                                                           ---------------------
                                                             2001          2000
                                                           -------        ------

Notes payable to Intermedia .......................        $90,000        $   --
Note payable to State of Maryland .................          3,000            --
Note payable to Prince George's County ............            264            --
Note payable to vendor ............................             --         4,207
                                                           -------        ------

Total long-term notes payable, including
     current portion ..............................        $93,264        $4,207
                                                           =======        ======

      In January 2001, Digex received proceeds from a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balance accrues at 5% per annum. Repayment of principal and any accrued interest will be deferred each year through December 31, 2008 if Digex meets certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George's County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by Digex. Digex was in compliance for deferring full repayment of the loan at December 31, 2001 and expects to satisfy the requirements for full conversion at December 31, 2008. However, certain minimum employment requirements to be eligible for partial or full repayment will increase in 2004. If the minimum employment requirements are not met at December 31, 2004, partial or full repayment of the outstanding balance is due on April 1, 2005.

      In April 2001, Digex received proceeds from a $300,000 loan from Prince George's County Economic Development Corporation. The loan matures on April 6, 2006 and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001.

      A note payable of $4.7 million was issued in 1999 in connection with the purchase of software. The note accrued interest at an effective rate of 7.00% per annum and was expected to mature in January 2002. Principal repayments were not made in 2001 as the outstanding balance has been in dispute since 2000. Additionally, there have been no demands for payment. As of December 31, 2001, we retired the software and accordingly extinguished the note.

                               DIGEX, INCORPORATED

Borrowings from Related Parties

      On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex business plans for 2001 and 2002. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002, but may be extended to December 31, 2006 upon the election of Digex by written notice. Management intends to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. As a result, this debt has been classified as long-term. Any changes to its business plan that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

      Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $65.0 million to satisfy Digex's net cash requirements under its approved 2001 business plan. Through December 31, 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.40%). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $0.9 million in 2001.

      In the second quarter of 2001, Digex borrowed $12.0 million from Intermedia. Through July 31, 2001, variable interest on the unpaid principal balance was paid monthly at an average LIBOR rate of approximately 4.50% per annum. Digex borrowed an additional $6.0 million on June 26, 2001 and $7.0 million on November 13, 2001 from Intermedia as an intercompany loan. The variable interest on the unpaid principal balance of the $13.0 million intercompany loan and $12.0 million promissory note was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.67%) through December 31, 2001.

      On January 14, 2002, Digex entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a series of senior notes totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Interest is payable monthly at an interest rate of 300 basis points over LIBOR. Accordingly, both loans are classified as long-term debt as of December 31, 2001.

      Principal repayments on notes payable are as follows (in thousands):

Year ending December 31:
      2002 .................................................           $     56
      2003 .................................................             41,309
      2004 .................................................             16,312
      2005 .................................................             19,315

                               DIGEX, INCORPORATED

      2006 .................................................             16,272
      Thereafter ...........................................                 --
                                                                       --------
                                                                         93,264
Less: Current portion of note payable ......................                (56)
                                                                       --------

Total long-term notes payable ..............................           $ 93,208
                                                                       ========

      Interest cost incurred and charged to expense related to notes payable was $1.8 million in 2001, $0.3 million in 2000 and $0.2 million in 1999. Of total interest expense in 2001, interest cost incurred and charged to expense related to notes payable to related parties was $1.5 million.

7. Lease Commitments

      Digex leases certain property and equipment under various operating and capital lease arrangements that expire over the next 11 years.

      On June 29, 2000, Digex entered into a ten-year lease commencing in September 2000 for its corporate headquarters facility in Laurel, Maryland. The lease agreement requires an initial security deposit of $2.0 million in the form of a letter of credit. This letter of credit may be reduced at the commencement of the seventh lease year to an amount equal to the then current one month's base rent if certain conditions are met annually prior the seventh year of the lease.

      Digex had collateralized letters of credit under office space lease arrangements aggregating $3.2 million and $2.0 million as of December 31, 2001 and 2000, respectively, and are presented as restricted investments on the consolidated balance sheets.

      In the first and second quarters of 2001, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of December 31, 2001, Digex had acquired $11.0 million of computer equipment and maintenance services under these leasing and financing arrangements.

      Future noncancelable lease payments under Digex's lease commitments at December 31, 2001 are as follows (in thousands):

                                                            Capital    Operating
                                                            Leases       Leases
                                                           --------    ---------
Future minimum lease payments:
Year ending December 31:
      2002 .............................................   $  8,609     $ 3,415
      2003 .............................................      8,220       2,918
      2004 .............................................      5,959       2,899

                               DIGEX, INCORPORATED

      2005 .............................................      4,774       2,551
      2006 .............................................      4,908       1,542
Thereafter .............................................     15,013       2,561
                                                           --------     -------
                                                             47,483     $15,886
                                                                        =======
Less amount representing interest ......................    (12,331)
                                                           --------
Present value of lease payments ........................     35,152
Current portion of capital lease obligations ...........     (5,675)
                                                           --------
Long-term portion of capital lease obligations .........   $ 29,477
                                                           ========

      In January 2002, Digex renewed one of its office space leases for an additional seven year term, expiring on or around January 31, 2009 based on the rent commencement date. Future minimum liability associated with the lease renewal is $6.4 million.

      Rent expense amounted to $7.3 million (which included $1.7 million of rental expenses recognized under the facilities agreement with WorldCom), $3.9 million, and $2.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. Refer to Note 14 to the consolidated financial statements for a description of the facilities agreement.

8. Series A Convertible Preferred Stock

      In January 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of its Class A common stock, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $5.9 million and $2.7 million was used for equipment purchases during the year ended December 31, 2001 and 2000, respectively. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

      In the event of liquidation, each share of preferred stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to common stockholders. The holders of the preferred stock are not entitled to receive dividends. Digex may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of its preferred stockholders.

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

                               DIGEX, INCORPORATED

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

      Digex is accreting the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss available to common stockholders by approximately $4.0 million (or $0.06 per share) for the year ended December 31, 2001. To date, Digex believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia restricting redemption and the requirement of legal availability of funds, which would prohibit redemption of the securities.

9. Stockholders' Equity

      Digex is authorized to issue up to 150,000,000 shares of common stock (including 100,000,000 Class A shares and 50,000,000 Class B shares) and up to 5,000,000 shares of preferred stock. The Class A and Class B common stock are identical in all respects except that the Class A is entitled to one vote for each share and the Class B is entitled to ten votes for each share.

      On August 4, 1999, Digex sold 11,500,000 shares of its Class A common stock in an initial public offering. The shares sold represented approximately 18.7% of the aggregate number of shares of Class A and Class B common stock then outstanding. After the offering, Intermedia retained a 97.8% voting interest in Digex. The net proceeds from the offering were approximately $178.9 million and could be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

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

10. Deferred Compensation

      Since July 29, 1999, Digex granted options to purchase 852,500 shares (net of 620,000 forfeited options) of Class A common stock under the Digex Long Term Incentive Plan to certain employees of Digex at exercise prices below market value. Digex recorded deferred compensation of $0.9 million in 2001, $4.2 million in 2000, and $13.5 million in 1999, a separate component of stockholders' equity, to be expensed over the four-year vesting period of the options. Deferred compensation was reduced by $4.4 million in 2001 and $2.1 million in 2000 for forfeited stock options in connection with terminations of

                               DIGEX, INCORPORATED
employment. Deferred compensation expense of $3.2 million, $4.1 million, and $1.3 million was recorded during the years ended December 31, 2001, 2000, and 1999, respectively.

11. Employee Benefit Plans

      Stock-based Compensation Plan

      Under the provisions of the Intermedia 1996 Long-Term Incentive Plan (1996
Plan), certain employees and directors of Digex were granted options to buy shares of Intermedia common stock, generally at market value with terms of five to ten years. Upon the completion of the Intermedia - WorldCom Merger, each unexercised stock option exercisable for shares of Intermedia common stock was converted into options exercisable for shares of WorldCom Group common stock. The exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. Vesting and exercisability of individual options and other terms and conditions were governed by the 1996 Plan. Since the Intermedia - WorldCom Merger, there will be no additional stock option grants under this Plan.

      The Digex Long-Term Incentive Plan adopted on July 23, 1999 (1999 Plan) and administered by the compensation committee of the Board of Directors permits awards of stock, stock options, stock appreciation rights, restricted stock and other stock-based awards as incentives to current and prospective employees, officers, directors, and those of Digex's subsidiaries or of any person that owns over 50% of the voting power of our authorized and outstanding voting shares. Stock options are generally vested over a four-year period for officers and employees. Exercisable options expire ten years following the date of the grant.

      Under the 1999 Plan, Digex is authorized to issue options up to 15,000,000 shares of Class A common stock. As of December 31, 2001, the Board has 7,914,758 shares of common stock reserved for issuance to employees, officers, and directors of Digex pursuant to the 1999 Plan.

      The following table summarizes the stock option activity related to employees of Intermedia and Digex:

                                                     Number of        Per Share
                                                       Shares       Option Price
                                                    ----------     -------------

Digex options granted on July 29, 1999 ...........   5,031,500      $ 5.00-17.00
      Granted ....................................   1,360,170        5.00-54.19
      Exercised ..................................          --                --
      Canceled ...................................    (687,650)      17.00-54.19
                                                    ----------     -------------

Outstanding Digex options at December 31, 1999 ...   5,704,020        5.00-54.19
      Granted ....................................   4,545,993      11.00-139.38
      Exercised ..................................    (396,543)       5.00-29.13
      Canceled ...................................  (1,927,421)      5.00-139.38
                                                    ----------     -------------

                               DIGEX, INCORPORATED

Outstanding Digex options at December 31, 2000 ...   7,926,049       5.00-139.38
      Granted ....................................     615,927        7.13-27.13
      Exercised ..................................    (241,923)       5.00-17.00
      Canceled ...................................  (2,491,743)      5.00-139.38
                                                    ----------     -------------

Outstanding Digex options at December 31, 2001 ...   5,808,310     $ 5.00-139.38
                                                    ==========     =============

Exercisable Digex options at December 31, 1999 ...      30,000     $       17.00
                                                    ==========     =============
Exercisable Digex options at December 31, 2000 ...   1,320,256      $ 5.00-54.19
                                                    ==========     =============
Exercisable Digex options at December 31, 2001 ...   2,920,330     $ 5.00-139.38
                                                    ==========     =============

      Digex has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Compensation. Pro forma net loss and net loss per share, assuming that Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS No. 123, is as follows (in thousands):

                                                     Year ended
                                                    December 31,
                                     ------------------------------------------
                                        2001            2000            1999
                                     ----------      ----------      ----------

Net loss .......................     $ (244,966)     $ (185,803)     $  (71,800)
Net loss per share .............     $    (3.82)     $    (2.93)     $    (1.31)

      The following table summarizes the significant assumptions used in developing the information:

                                                          Year ended
                                                         December 31,
                                              ---------------------------------
                                                2001         2000         1999
                                              -------      -------      -------

Risk-free interest rate .................         4.3%         5.5%         5.6%
Volatility factor .......................        1.45         1.38          .60
Dividend yield ..........................          --           --           --
Weighted average life ...................     5 years      5 years      5 years

                               DIGEX, INCORPORATED

      The following table summarizes the weighted average exercise prices of option activity:

                                                                Year ended
                                                               December 31,
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------

Balance at beginning of year .......................      $  42.55      $  18.45
      Granted ......................................         25.74         78.36
      Exercised ....................................          8.42         15.55
      Canceled .....................................         39.93         60.63
                                                          --------      --------
Balance at end of year .............................      $  43.31      $  42.55

      The weighted average exercise price of exercisable options was $39.16 in 2001, $16.60 in 2000, and $17.00 in 1999. The per share weighted average fair value of options granted were $24.67 in 2001 and $40.66 in 2000, and $12.67 in 1999.

      Under the 1999 Plan, options were granted to certain employees of Digex at exercise prices below the fair market value of Digex common stock at the date of the grant. The options granted during 2001 and 2000 are summarized as follows:

                                                                        2001                            2000
                                                             -------------------------       -------------------------
                                                                              Weighted                        Weighted
                                                              Weighted         average        Weighted         average
                                                               average        exercise         average        exercise
                                                             fair value         price        fair value         price
                                                             ----------       --------       ----------       --------
Exercise Price = Fair Market Value ..................          $24.58          $27.13          $64.60          $79.30
Exercise Price (greater than) Fair Market Value .....              --              --              --              --
Exercise Price (less than) Fair Market Value ........           25.92            7.13           57.69           41.15
                                                               ------          ------          ------          ------
      Total                                                    $24.67          $25.74          $40.66          $78.36

      The range of option exercise prices for options outstanding as of December 31, 2001 was $5.00 to $139.38. The range of exercise prices for options is wide due primarily to the increasing price of Digex common stock over the period in which the option grants were awarded. The options outstanding as of December 31, 2001 are summarized in ranges as follows:

                               DIGEX, INCORPORATED

                                              Options Outstanding                            Options Exercisable
                                  ---------------------------------------------------    --------------------------
                                                                        Weighted
                                                    Weighted             average                           Weighted
                                                     average            remaining                           average
                                                    exercise         contractual life                      exercise
Range of exercise prices           Shares             price             (in years)        Shares             price
------------------------          ---------         --------         ----------------    ---------         ---------
$ 5.00 -- $ 10.00 ......            487,500          $  5.45               7.72            329,376          $  5.42
$17.00 -- $ 17.00 ......          1,828,852            17.00               7.25          1,191,653            17.00
$21.18 -- $ 42.25 ......          1,190,233            34.02               8.45            409,066            36.04
$45.50 -- $ 71.50 ......          1,211,863            59.45               8.37            460,574            59.70
$73.81 -- $139.38 ......          1,089,862            96.59               8.38            529,661            94.51

                                  ---------          -------               ----          ---------          -------
      Total                       5,808,310          $ 43.31               7.98          2,920,330          $ 39.16

      Retirement Plan

      Digex has a 401(k) plan, whereby employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $11,000 during the taxable year. Digex will match one-half of a participant's contribution, up to a maximum of 7% of the participant's compensation. Digex's matching contribution fully vests after three years of service. Digex's contributions to the plan were $1.8 million in 2001, $1.1 million in 2000, and $0.5 million in 1999.

12. Income Tax Information

      Digex files a consolidated income tax return with its wholly-owned domestic subsidiary. Separate returns are filed for its foreign subsidiaries. For federal and most state purposes, Digex is not consolidated in the income tax returns of Intermedia and WorldCom. The consolidated tax provision, therefore, is based upon the separate tax provisions of the domestic and foreign jurisdictions.

                               DIGEX, INCORPORATED

      Domestic and foreign loss before the benefit from income taxes consists of the following (in thousands):

                                                     Year ended
                                                    December 31,
                                   --------------------------------------------
                                      2001              2000             1999
                                   ---------         ---------         --------

Domestic ..................        $(173,558)        $(135,171)        $(69,838)
Foreign ...................          (14,901)           (7,764)              --
                                   ---------         ---------         --------

          Total ...........        $(188,459)        $(142,935)        $(69,838)
                                   =========         =========         ========

      Income tax benefit for the tax years ended December 31 is comprised of the following (in thousands):

                                                           Year ended
                                                          December 31,
                                                --------------------------------
                                                 2001         2000         1999
                                                ------       ------       ------

Current .................................       $   --       $   --       $   --
Deferred:
          Federal .......................           --           --        4,244
          State .........................           --           --          595
                                                ------       ------       ------
                                                $   --       $   --       $4,839
                                                ======       ======       ======

      The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense:

                                                           Year ended
                                                          December 31,
                                                ------------------------------
                                                 2001        2000        1999
                                                ------      ------      ------

Tax benefit at statutory rate ..............     (34.0)%     (34.0)%     (34.0)%
Reconciling items:
      State income taxes, net ..............      (2.8)%      (3.2)%      (3.2)%
      Non-deductible items .................       0.5%        0.7%        3.3%
      Change in valuation allowance ........      35.7%       36.3%       19.1%
      Foreign taxes ........................       0.3%        0.2%         --
      Other items ..........................       0.3%         --         7.8%
                                                ------      ------      ------
Effective tax rate .........................      (0.0)%      (0.0)%      (7.0)%
                                                ------      ------      ------

                               DIGEX, INCORPORATED

      At December 31, 2001 and 2000, Digex had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows (in thousands):

                                                               December 31,
                                                            2001         2000
                                                         ---------     --------
Deferred tax liabilities:
      Depreciation and amortization .................    $      --     $ (6,485)
      Identifiable intangible assets ................       (2,975)      (3,748)
                                                         ---------     --------
         Total deferred tax liabilities .............       (2,975)     (10,233)
Deferred tax assets:
      Net operating loss carryforwards - U.S. .......      129,554       74,567
      Net operating loss carryforwards - Foreign ....        6,930        2,320
      Provision for doubtful accounts ...............        2,506        2,289
      Depreciation and amortization .................          313           --
      Other .........................................        3,120          266
      Deferred revenue ..............................          113        4,410
      Stock-based compensation ......................        1,728        1,630
                                                         ---------     --------
         Total deferred tax assets ..................      144,264       85,482
         Less: valuation allowance ..................     (141,289)     (75,249)
                                                         ---------     --------
               Net deferred tax asset ...............        2,975       10,233
                                                         ---------     --------

Net deferred tax asset (liability) ..................    $      --     $     --
                                                         =========     ========

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

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current year is $66.0 million. At December 31, 2001, Digex's net operating loss carryforwards for income tax purposes are approximately $350.1 million, with expiration periods beginning in 2019 through 2021. Digex's ability to utilize the net operating loss carryforwards against any future taxable income may be limited by, among other things, past and future changes in ownership of the company.

                               DIGEX, INCORPORATED

13. Loss Per Share

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

      The following table sets forth computation of basic and diluted loss per share of common stock (amounts in thousands, except share and per share information):

                                                                 Year ended
                                                                December 31,
                                                 -------------------------------------------
                                                     2001           2000            1999
                                                 -----------    -----------     ------------
Net loss applicable to common stockholders,
      as reported ............................   $  (192,484)   $  (143,101)    $    (64,999)
                                                 ===========    ===========     ============
Weighted average number of common shares .....    64,076,647     63,404,839       54,726,027
                                                 ===========    ===========     ============
Loss per share:
      basic and diluted ......................   $     (3.00)   $     (2.26)    $      (1.19)
                                                 ===========    ===========     ============

      Convertible securities (convertible preferred stock, warrants, and stock options) to purchase 8,335,310 common shares in 2001, 10,453,049 common shares in 2000, and 5,704,020 common shares in 1999 were outstanding, but were excluded from the computation of diluted loss per share because assumed exercise or conversion would be anti-dilutive.

14. Related Party Agreements

      WorldCom

      In connection with the Intermedia - WorldCom Merger, Digex and certain subsidiaries of WorldCom have entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, all agreements expire on December 31, 2003 and permit either party to request for a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. The principal terms of the agreements are as follows:

      Sales Channel Agreement. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level and data center capacity commitments, WorldCom has agreed to purchase up to a total of

                               DIGEX, INCORPORATED

$500.0 million during the period from 2001 through 2003. WorldCom has agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. In 2003, WorldCom has agreed to purchase a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

      Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

      For the year ended December 31, 2001, Digex recognized revenue from WorldCom of $29.3 million, of which total revenues of $29.1 million were recorded under the sales channel agreement. Total revenues from actual managed hosting services were $14.8 million. Total revenues for the difference between actual managed hosting services sold and the Minimum Annual Commitment were $32.3 million. These amounts were reduced by $18.0 million, representing WorldCom's share in the net earnings related to activity under the sales channel agreement.

      Funding Agreement. Refer to Note 6 to the consolidated financial statements for borrowings from related parties under the note purchase agreement.

      Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built and may continue to be built in several WorldCom data centers in the United States and around the world. Digex has leased and intend to continue to lease space from WorldCom at these data centers based on customer demand. The payments for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.7 million for the year ended December 31, 2001.

      Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $6.0 million for the year ended December 31, 2001.

      WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, such as facilities, telephone and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                               DIGEX, INCORPORATED

                                                              Year ended
                                                              December 31,
                                                         -----------------------
                                                           2001            2000
                                                         -------          ------

Other circuit related expense .................          $ 7,734          $3,234
Telephone expense .............................            2,480             291
Rent expense ..................................              300              --
                                                         -------          ------
                                                         $10,514          $3,525
                                                         =======          ======

      In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2001 presented above.

      Intermedia

      Note Purchase Agreement. Refer to Note 6 to the consolidated financial statements for borrowings from related parties.

      General and Administrative Services Agreement. On April 30, 1999, Digex entered into a general and administrative services agreement with Intermedia for Intermedia to provide Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, treasury, and information management services. This agreement had an initial term of two years and expired in April 2001. Under the terms of this agreement, as amended to date, Intermedia provided Digex with treasury services in the first quarter of 2001. The charge for these services was minimal for the three months ended March 31, 2001. The charge for general and administrative services was $15.0 million in 2000 and $16.5 million in 1999.

      Rates charged to Digex in 1999 for these services prior to the G&A Agreement are believed to be consistent with the allocations in the accompanying financial statements. Rates for services not previously provided to Digex (e.g. investor relations) were based upon Intermedia and Digex's best estimate of the fair value of those services.

      Network Services Agreements. Under the terms of the network services agreements, effective July 1999, with Intermedia, which expired in July 2001, Intermedia provided Digex with east and west coast Internet transit and Internet access. Subsequent to the expiration date, Digex continued with Intermedia's network services at the current monthly rate under the expired network agreement. Additionally,

                               DIGEX, INCORPORATED

Intermedia granted a $1.0 million credit for services provided during the first half of 2001 to Digex in the third quarter of 2001. The charges for the Internet transit and access services amounted to $0.8 million in 2001, $5.0 million in 2000 and $7.8 million in 1999. Rates charged to Digex in 1999 prior to the network services agreements were generally consistent with rates incurred during the periods presented in the accompanying consolidated financial statements.

      Asset Migration Agreement. On June 1, 2000, Digex entered into an asset migration agreement with Intermedia. Under the terms of the agreement, Digex purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. In connection with the purchase of firewall-related assets from Intermedia, the managed firewall services agreement between Digex and Intermedia was terminated. Digex paid a purchase price of $4.5 million for the net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the asset migration agreement, Digex has made equal monthly installments of $0.9 million for Intermedia's support and consultation for the six months ended December 31, 2000.

      Expense Sharing and Indemnity Arrangements. On January 24, 2000, Digex agreed with Intermedia to allocate and pay the expenses of its February 2000 public offering, including any amounts arising from any indemnification or contribution obligations, in proportion to the number of shares of Class A common stock sold by Digex and by Intermedia. Expenses of $0.3 million were allocated to Digex in 2000 and were netted against offering proceeds.

      Sale of Telecommunications Related Assets to Intermedia. Digex entered into three use of proceeds agreements with Intermedia on June 2, 1999, January 11, 2000, and January 24, 2000, respectively, to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of certain offerings of Digex securities and the cash proceeds of the investments by Microsoft and Compaq. The assets were sold to Intermedia at Digex's cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $33.7 million and $25.3 million during the years ended December 31, 2000 and 1999, respectively. These proceeds were unrestricted and used to fund Digex's operating expenses. Net proceeds from the equity offerings were fully used as of December 31, 2000.

      Guaranty Agreement. On October 31, 2000, Intermedia increased the commitments available to it under its revolving credit facility from $100.0 million to $350.0 million. As a subsidiary of Intermedia, Digex was a limited guarantor under the credit facility to the greater of $90.0 million or the amounts borrowed by Digex. The credit facility was terminated by WorldCom effective August 1, 2001.

Software, Equipment and Services Purchased from Microsoft and Compaq

      In January 2000, Digex entered into strategic development agreements and joint marketing arrangements with Microsoft and Compaq. Digex and Microsoft will work together to advance Digex's capabilities to more rapidly install, manage and upgrade large numbers of Microsoft Windows-based servers for Web site and application hosting. Digex and Compaq will work jointly to streamline the order, delivery and installation of Compaq's server hardware and storage devices. There are no revenues to Digex under these agreements. In connection with these agreements, Microsoft and a subsidiary of Compaq made a

                               DIGEX, INCORPORATED

$100.0 million equity investment in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq.

      Digex has in the past purchased and expects to continue to purchase computer hardware, software and certain consulting services from both Microsoft and Compaq pursuant to certain arrangements negotiated prior to or in connection with the investment by Microsoft and Compaq in Digex. Digex purchased $3.8 million in 2001, $2.7 million in 2000, and $3.1 million in 1999 of products and services provided by Microsoft. Digex purchased $9.9 million (includes $5.9 million of equipment credits and $1.3 million of equipment financed under a master lease and financing agreement) in 2001, $29.3 million (includes $2.7 million of equipment credits) in 2000, and $18.7 million in 1999 of products and services provided by Compaq.

      Notes Receivable from Employees

      In November 2001, Digex made personal loans to various executive officers and employees in the amount of $6.8 million as of December 31, 2001. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 and (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge.

      Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with Digex through and including November 1, 2003 or
(2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of December 31, 2001, the potential retention bonus pool payable in 2003 under these agreements totaled $11.8 million.

      In January 2002, Digex entered into additional retention bonus agreements for $0.7 million and personal loans of $0.4 million with certain key officers and employees.

15. Contingencies

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

      Pursuant to the settlement, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia - WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs' attorneys

                               DIGEX, INCORPORATED
fees was distributed to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys' fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action were paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

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

      Digex does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Digex's consolidated results of operations, cash flows, or financial position.

16. Selected Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands):

                                                             2001
                                       --------------------------------------------------
                                         First       Second         Third        Fourth
                                       --------     ---------     ---------     ---------
Revenues ..........................    $ 53,052     $  53,791     $  52,324     $  55,186
Operating expenses ................      97,442       100,571       102,288        99,901
                                       --------     ---------     ---------     ---------
Loss from operations ..............     (44,390)      (46,780)      (49,964)      (44,715)

                               DIGEX, INCORPORATED

Other income (expense) ............         171          (543)       (1,213)       (1,025)
                                       --------     ---------     ---------     ---------
Net loss ..........................     (44,219)      (47,323)      (51,177)      (45,740)
Accretion of preferred stock
   discount .......................      (1,007)       (1,006)       (1,006)       (1,006)
                                       --------     ---------     ---------     ---------
Net loss available to common
   stockholders ...................    $(45,226)    $ (48,329)    $ (52,183)    $ (46,746)
                                       ========     =========     =========     =========

 Loss per Common Share:
   basic and diluted (2) ..........    $  (0.71)    $   (0.76)    $   (0.81)    $   (0.73)
                                       ========     =========     =========     =========

                                                             2000
                                       --------------------------------------------------
                                         First       Second         Third        Fourth
                                       --------     ---------     ---------     ---------
Revenues ..........................    $ 25,796     $  40,368     $  43,979     $  57,942
Operating expenses ................      54,568        78,325        84,875       100,930
                                       --------     ---------     ---------     ---------
Loss from operations ..............     (28,772)      (37,957)      (40,896)      (42,988)
Other income (expense) ............       3,057         3,472          (393)        1,542
                                       --------     ---------     ---------     ---------
Loss before cumulative effect
   of change in accounting
   principle ......................     (25,715)      (34,485)      (41,289)      (41,446)
Cumulative effect of change in
   accounting principle ...........        (166)           --            --            --
                                       --------     ---------     ---------     ---------
Net loss ..........................    $(25,881)    $ (34,485)    $ (41,289)    $ (41,446)
                                       ========     =========     =========     =========

 Loss per Common Share (1):
   basic and diluted (2) ..........    $  (0.41)    $   (0.54)    $   (0.65)    $   (0.65)
                                       ========     =========     =========     =========

----------
(1) Represents loss before cumulative effect of change in accounting principle and net loss per common share.

(2) The sum of the net loss for the four quarters in both years differs from the annual loss per share due to the required method of computing the weighted average number of common shares outstanding in the interim period.

17. Subsequent Events (Unaudited)

      During the first quarter of 2002, WorldCom caused Intermedia to purchase a series of senior notes totaling $8.2 million from Digex under the note purchase agreement. Through March 31, 2002, variable interest on the unpaid principal balance was paid monthly at an average interest rate of 5.11% per annum. Repayment of principal is due on December 31, 2002, unless otherwise extended at the election of Digex.

                               DIGEX, INCORPORATED

                                   SCHEDULE II
                       VALULATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

                                                                     Additions
                                                              ----------------------
                                                Balance at    Charged to    Charged    Deductions         Balance at
                                                Beginning      Costs and    To Other       --               End of
                Description                     Of Period      Expenses     Accounts    Describe            Period
-----------------------------------------       ----------    ----------    --------   ----------         ----------
For the year ended December 31, 1999:
   Deducted from asset accounts:
      Allowance for doubtful accounts            $   719        $ 4,265        --        $   622(1)        $  4,362
                                                 ==================================================================
      Allowance for deferred tax accounts        $ 5,349        $13,143        --             --           $ 18,492
                                                 ==================================================================

For the year ended December 31, 2000:
   Deducted from asset accounts:
      Allowance for doubtful accounts            $ 4,362        $10,649        --        $10,270(1)        $  4,741
                                                 ==================================================================
      Allowance for deferred tax accounts        $18,492        $56,757        --             --           $ 75,249
                                                 ==================================================================

For the year ended December 31, 2001:
   Deducted from asset accounts:
      Allowance for doubtful accounts            $ 4,741        $15,374        --        $15,309(1)        $  4,806
                                                 ==================================================================
      Allowance for deferred tax accounts        $75,249        $66,040        --             --           $141,289
                                                 ==================================================================

----------
(1)   Uncollectible accounts written off, net of recoveries.