Form 10-Q
period 2002-03-31
DIGEX INC/DE
filed 2002-05-14
CIK 1085098

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

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

                                 Yes [X] No [ ]

      As of April 30, 2002, there were 25,519,461 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                               DIGEX, INCORPORATED

                                      INDEX

                                                                                   Page
                                                                                   No.
                                                                                   ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations--
             Three months ended March 31, 2002 and 2001.........................    3
          Consolidated Balance Sheets--
             March 31, 2002 and December 31, 2001...............................    4
          Consolidated Statements of Cash Flows--
             Three months ended March 31, 2002 and 2001.........................    5
          Notes to Consolidated Financial Statements............................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................    14

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk............    26

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.....................................................    26

ITEM 2.   Changes in Securities and Use of Proceeds.............................    26

ITEM 3.   Defaults Upon Senior Securities.......................................    26

ITEM 4.   Submission of Matters to a Vote of Security Holders...................    26

ITEM 5.   Other Information.....................................................    26

ITEM 6.   Exhibits and Reports on Form 8-K......................................    27

          Signatures............................................................    28

                          PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Unaudited (Amounts in thousands, except share and per share data)

                                                                     2002                2001
                                                                  ----------         -----------
    Revenue:
         Revenue..............................................      $ 40,868            $ 51,937
         Revenue from WorldCom................................        10,889               1,115
                                                                  ----------         -----------
    Total revenue.............................................        51,757              53,052

    Costs and expenses:
         Cost of operations...................................         4,288               5,156
         Cost of services.....................................        25,070              24,545
         Selling, general and administrative..................        28,011              34,282
         Provision for doubtful accounts......................         2,173               2,898
         Deferred compensation................................           597               1,072
         Depreciation and amortization........................        40,223              29,489
                                                                  ----------         -----------
    Total costs and expenses..................................       100,362              97,442
                                                                  ----------         -----------
    Loss from operations......................................       (48,605)            (44,390)
    Other income (expense):
         Interest expense.....................................        (1,992)               (698)
         Interest income and other............................           161                 869
                                                                  ----------         -----------
    Net loss..................................................       (50,436)            (44,219)
    Accretion of preferred stock discount.....................        (1,006)             (1,007)
                                                                  ----------         -----------

    Net loss available to common stockholders.................    $  (51,442)          $ (45,226)
                                                                  ==========         ===========

    Net loss per common share--basic and diluted .............     $   (0.80)           $  (0.71)
                                                                  ==========         ===========

    Shares used in computing basic and diluted net loss per
         share................................................    64,138,466          63,951,087
                                                                  ==========         ===========

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                                                                                           March 31,        December 31,
                                                                                             2002               2001
                                                                                       --------------    ---------------
                                                                                        (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents ......................................................  $      10,884     $       12,096
     Restricted investments .........................................................          3,217              3,197
     Accounts receivable, net of allowance of $4,717 in 2002 and $4,806 in 2001 .....         20,017             25,159
     Due from WorldCom ..............................................................         15,285             15,179
     Deferred costs .................................................................          6,444              7,302
     Prepaid expenses and other current assets ......................................          5,577              7,579
                                                                                       -------------     --------------
            Total current assets ....................................................         61,424             70,512

Property and equipment, net .........................................................        302,881            327,701
Goodwill, net .......................................................................         11,880             11,880
Intangible assets, net ..............................................................          6,893              7,351
Notes receivable from employees .....................................................          7,248              6,825
Other assets ........................................................................          2,543              3,089
                                                                                       -------------     --------------
            Total assets ............................................................  $     392,869     $      427,358
                                                                                       =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ..........................................  $      43,554     $       43,491
     Due to WorldCom ................................................................          7,072              4,475
     Current portion of deferred liabilities ........................................          6,635              7,572
     Current portion of note payable ................................................             57                 56
     Current portion of notes payable to Intermedia .................................          4,887                 --
     Current portion of capital lease obligations ...................................          5,676              5,675
                                                                                       -------------     --------------
            Total current liabilities ...............................................         67,881             61,269
Deferred liabilities ................................................................          3,851              4,257
Notes payable .......................................................................          3,344              3,208
Notes payable to Intermedia .........................................................         98,313             90,000
Capital lease obligations ...........................................................         28,662             29,477
                                                                                       -------------     --------------
            Total liabilities .......................................................        202,051            188,211
                                                                                       -------------     --------------

Commitments and contingencies

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 100,000 Series A
     Convertible shares issued and outstanding in 2002 and 2001 (aggregate                    83,995             81,503
     liquidation preference of $100,000) ............................................

Stockholders' equity:
     Class A common stock, $.01 par value; 100,000,000 shares authorized;
       24,788,466 shares issued and outstanding in 2002 and 2001 ....................            248                248
     Class B common stock, $.01 par value; 50,000,000 shares authorized;
       39,350,000 shares issued and outstanding in 2002 and 2001 ....................            394                394
     Additional capital .............................................................        544,016            545,020
     Accumulated deficit ............................................................       (434,764)          (384,328)
     Deferred compensation ..........................................................         (2,851)            (3,448)
     Accumulated other comprehensive loss ...........................................           (220)              (242)
                                                                                       -------------    ---------------
            Total stockholders' equity ..............................................        106,823            157,644
                                                                                       -------------    ---------------
            Total liabilities and stockholders' equity ..............................  $     392,869    $       427,358
                                                                                       =============    ===============

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited (Amounts in thousands)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  -------------------------
                                                                                      2002         2001
                                                                                  ----------    ----------
Operating activities:
   Net loss.....................................................................  $  (50,436)   $  (44,219)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization..............................................      40,223        29,489
     Provision for doubtful accounts............................................       2,173         2,898
     Amortization of deferred compensation......................................         597         1,072
     Accretion of interest on note payable and capital lease obligations........         150            28
   Changes in operating assets and liabilities:
     Accounts receivable........................................................       2,969        (7,658)
     Due to WorldCom, net.......................................................       2,491         5,865
     Deferred costs.............................................................         858           (59)
     Prepaid expenses and other current assets..................................       2,002           827
     Notes receivable from employees............................................        (423)           --
     Other assets...............................................................         546           853
     Accounts payable and accrued expenses......................................          63       (12,642)
     Deferred liabilities.......................................................      (1,343)         (380)
                                                                                  ----------    ----------
   Net cash used in operating activities........................................        (130)      (23,926)

Investing activities:
   Purchases of property and equipment..........................................     (12,676)      (29,380)
   Purchase of restricted investments...........................................         (20)          254
   Proceeds from sale of property and equipment.................................         200            --
                                                                                  ----------    ----------
   Net cash used in investing activities........................................     (12,496)      (29,126)

Financing activities:
   Proceeds from issuances of notes payable ....................................      13,200         3,000
   Proceeds from exercises of common stock options .............................          --         1,009
   Principal payment on long-term note payable and capital lease
     obligations................................................................      (1,808)         (457)
                                                                                  ----------    ----------
    Net cash provided by financing activities...................................      11,392         3,552

Effect of exchange rate on cash and cash equivalents............................          22           (85)

Net decrease in cash and cash equivalents.......................................      (1,212)      (49,585)
Cash and cash equivalents at beginning of period................................      12,096        83,434
                                                                                  ----------    ----------
Cash and cash equivalents at end of period......................................  $   10,884    $   33,849
                                                                                  ==========    ==========

Supplemental disclosures of cash flow information:
   Interest paid................................................................  $    4,400    $      641
   Assets purchased with equipment credits granted in connection with
     the issuance of preferred stock............................................       1,486         1,989
   Assets acquired through capital leases.......................................         981            98


          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared by Digex, Incorporated without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 2001.

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

     On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia - WorldCom Merger"). As a result of the Intermedia - WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 61.4% of Digex's equity interests and controls 94.1% of Digex's voting interests, calculated based on total common stock outstanding, as of March 31, 2002.

     As part of the Intermedia - WorldCom Merger, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, may borrow to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 4 to the consolidated financial statements.

     Digex currently projects continued significant losses and operating cash flow deficits. Since the Intermedia - WorldCom Merger, Digex has been dependent on WorldCom to fund its operating cash flow deficits and capital expenditures. Pursuant to the terms of the Intermedia - WorldCom Merger and subject to the limitations under the approved 2002 business plan, which is subject to amendment and modifications, WorldCom has committed to fund Digex's projected cash flow deficits and capital

                              DIGEX, INCORPORATED

                                  (Unaudited)

expenditures through December 31, 2002. The 2002 business plan may require up to $276.0 million, inclusive of amounts for capital expenditures, the majority of which is expected to be demand driven. This amount could materially change due to changes in the economy, Digex's target market, its practice of acquiring equipment on behalf of customers, or its ability to execute on this business plan, among other factors. The amount of actual borrowings from WorldCom in 2002 could be more or less than the amounts approved under the business plan. Should Digex require additional funding beyond 2002, as currently projected, there can be no assurance that WorldCom will provide such additional funding. Digex believes that funding from any source other than WorldCom on appropriate or commercially acceptable terms is speculative.

   Changes in Accounting Principle

   Revenue Recognition

     Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Prior to January 1, 2000, Digex had recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution installation. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term. Digex continually analyzes the average life of its customer relationships and contracts and has determined that a 24-month contract term is a reasonable estimate.

     For the quarter ended March 31, 2002, Digex recognized revenue of $1.8 million that was recorded as deferred revenue as of December 31, 2000. With the adoption of SAB 101, there was no impact to Digex's business operations or cash flows. There was also no material impact to Digex's consolidated financial statements.

   Recent Accounting Pronouncements

   Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests based upon estimated fair value. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

     Digex has adopted the provisions SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. Depreciation and amortization expense excluding the amortization of goodwill and acquired workforce in the first quarter of 2001 was $28.9

                              DIGEX, INCORPORATED

                                  (Unaudited)

million. The net book value of goodwill and acquired workforce at March 31, 2002 was approximately $11.9 million. Management is continuing to evaluate the potential impact of adopting SFAS No. 142 on the carrying value of the goodwill on its consolidated balance sheet. If, within six months of adopting SFAS No. 142, management determines that impairment of goodwill existed as of January 1, 2002, Digex will record the charge to reduce the carrying value of its goodwill to fair value as a cumulative effect of a change in accounting principle in the first quarter of 2002. By June 30, 2002, Digex must also elect the date on which it will assess impairment of goodwill on an annual basis, in 2002 and thereafter. Any impairment then identified would be recorded in operations in the period in which the impairment is identified. Although Digex continues to evaluate the impact, management's ultimate determination could result in the impairment of some or all of the approximately $11.9 million in carrying value of the goodwill on its consolidated balance sheet.

     The following table reconciles reported net loss available to common stockholders and loss per share to adjusted net loss available to common stockholders and loss per share, excluding the goodwill and acquired workforce amortization previously recognized (in thousands):

                                                                                   Three months ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                2002             2001
                                                                             -----------      -----------
         Net loss available to common stockholders, as reported...........     $ (51,442)      $  (45,226)
         Add:  Goodwill and acquired workforce amortization...............            --              540
                                                                             -----------      -----------
         Adjusted net loss................................................     $ (51,442)      $  (44,686)
                                                                             ===========      ===========

         Loss per common share--basic and diluted:
         Net loss available to common stockholders, as reported...........     $   (0.80)      $    (0.71)
         Add:  Goodwill and acquired workforce amortization...............            --             0.01
                                                                             -----------      -----------
         Adjusted net loss................................................     $   (0.80)      $    (0.70)
                                                                             ===========      ===========

   Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which supercedes both No. 121, Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under the new rules, a single accounting model for long-lived assets to be disposed of by sale will be used to broaden the presentation of discontinued operations. Digex has adopted the provisions of SFAS No. 144 as of January 1, 2002.

     Under SFAS No. 144, Digex reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based

                               DIGEX, INCORPORATED

                                  (Unaudited)

on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

     Digex has performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicates that no impairment to the carrying value of its fixed assets nor intangible assets has occurred as of March 31, 2002. Should Digex fail to meet its operating budget during the balance of 2002, management's estimates of future cash flows may be adjusted downward. Such downward adjustments could trigger an impairment of Digex's long-lived assets.

2.  Comprehensive Loss

     The following table reflects the calculation of comprehensive losses (in thousands):

                                                                          Three months ended
                                                                               March 31,
                                                                    --------------------------------
                                                                         2002              2001
                                                                    ---------------    -------------
         Net loss available to common stockholders ...............      $  (51,442)       $ (45,226)

         Other comprehensive loss:
              Foreign currency translation adjustments ...........              22              (85)
                                                                    ---------------    -------------

         Comprehensive loss available to common stockholders .....      $  (51,420)       $ (45,311)
                                                                    ===============    =============

3.   Commitments

     In 2001, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of March 31, 2002 and December 31, 2001, Digex had acquired $11.9 million and $11.0 million of computer equipment and maintenance services under these leasing and financing arrangements, respectively.

     Digex is also indebted to Intermedia as discussed in Note 4 to the consolidated financial statements.

                              DIGEX, INCORPORATED

                                  (Unaudited)

4.   Related Party Agreements

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

     Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) for each three month period ended December 31 during the term of the sales channel agreement, the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

     Digex recognized revenue from WorldCom of $10.9 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, of which total revenues of $10.7 million in 2002 and $1.1 million in 2001 were recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended March 31, 2002 resulted from actual managed hosting services purchased for resale by WorldCom.

     Funding Agreement. Refer to "Borrowings from Related Parties" below.

     Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built and may continue to be built in several WorldCom data centers in the United States and around the world. Digex has leased and intends to continue to lease space from WorldCom at these data centers based on customer demand. The payments for the data center space and connections from the space to a

                              DIGEX, INCORPORATED

                                  (Unaudited)


     WorldCom Internet Protocol network hub amounted to $1.0 million for the three months ended March 31, 2002.

     Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $0.6 million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively.

     WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, such as facilities, telephone, software maintenance, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):


                                                         Three months ended
                                                               March 31,
                                                    -------------------------------
                                                        2002             2001
                                                    -------------    --------------
     Other circuit related expense ...........           $ 1,701           $ 1,662
     Telephone expense .......................               734               993
     Rent expense ............................               455                --
     Network maintenance expense .............               525                --

                                                    -------------    --------------
                                                         $ 3,415           $ 2,655
                                                    =============    ==============


     In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2002 presented above.

Borrowings from Related Parties

     On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex business plans for 2001 and 2002. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002, but may be extended to December 31, 2006 upon the election of Digex by written notice. Management intends to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. As a

                               DIGEX, INCORPORATED

                                  (Unaudited)

result, all payments after the election due in periods after March 31, 2003 have been classified as long-term. Any changes to its business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     As of March 31, 2002 and December 31, 2001, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $78.2 million and $65.0 million, respectively, to satisfy Digex's net cash requirements under its approved 2001 and 2002 business plans. Through March 31, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.11%). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $0.8 million in 2002.

     On January 14, 2002, Digex entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a series of senior notes totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Through March 31, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.40%). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3 million in 2002.

Notes Receivable from Employees

     Digex made personal loans to various executive officers and employees in the amount of $7.2 million as of March 31, 2002. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 and (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge.

     Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with Digex through and including November 1, 2003 or
(2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of March 31, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.4 million.

                              DIGEX, INCORPORATED

                                  (Unaudited)

5.   Subsequent Events

     On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock. Subsequent to the conversion, Microsoft has given some indication that it may seek to rescind the conversion. Digex believes that the conversion was proper in all respects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in Digex's Form 10-K, as filed with the SEC on April 1, 2002.

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

     At March 31, 2002, we served approximately 600 customers, of which approximately 210 customers are WorldCom channel customers. We also managed 3,420 Windows- and UNIX-based servers in our data centers, which are positioned on the east and west coasts of the United States, and in Europe and Asia. Approximately 766 of our total managed servers were sold through the WorldCom sales channel agreement.

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

     Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) for each three month period ended December 31 during the term of the sales channel agreement, the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

     We recognized revenue from WorldCom of $10.9 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, of which total revenues of $10.7 million in 2002 and $1.1 million in 2001 were recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended March 31, 2002 resulted from actual managed hosting services purchased for resale by WorldCom.

     Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. The payments for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $0.6 million and $1.6 million for the quarter ended March 31, 2002 and 2001, respectively.

     Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $1.0 million for the quarter ended March 31, 2002. There were no payments for these services in the first quarter of 2001. Effective March 2002, WorldCom serves as our primary bandwidth provider for the U.K.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition. We generate most of our revenues from fixed monthly fees charged to customers under contracts having terms that typically range from one to three years. We also charge installation fees for new and existing customers upgrading service. In accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), we recognize installation revenue and related direct incremental costs of performing the installation over a period that we estimate to be the longer of the estimated life of the customer relationship or the average life of all customer contracts. We continually analyze the average life of our customer relationships and contracts and have determined that a 24-month period is a reasonable estimate. Any revisions in the estimated contract period will be charged to income in the period in which the facts that give rise to the revision become known. The difference between the actual amount invoiced to WorldCom through the sales channel agreement and the minimum annual revenue commitment is recognized as revenue at the end of the measurement period, net of our share of operating income before depreciation and amortization in servicing WorldCom. We also recognize revenues from early termination fees upon collection from customers not fulfilling the contract terms. This includes certain configuration changes initiated by the customer or early terminations from the contract terms. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

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

     Redeemable Preferred Stock Through March 31, 2002, we have accreted the preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. To date, management believes that a redemption event is not probable due to the covenants contained in Intermedia's indentures, which restrict redemption, and the requirement of legal availability of funds. These conditions currently prohibit the redemption of the securities. The current market conditions and the value of our common stock decrease the likelihood that the preferred stock will be converted earlier than the mandatory conversion date. If these conditions change, our estimate of when the preferred stock becomes redeemable or will be converted may require an adjustment to the accretion amount. Management will continue to evaluate the conditions as necessary.

     Refer to "Business - Risk Factors" in our Form 10-K as filed with the SEC on April 1, 2002 for known trends or uncertainties that are reasonably likely to affect our financial condition or results of operations.

     Refer to Note 1 to the consolidated financial statements for further discussion of our significant accounting policies.

General

     Revenues. Our revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. We also charge installation fees for new and existing customers upgrading service. Installation revenue and related direct incremental costs of performing the installation are recognized over the estimated contract period. We continually analyze the average life of our customer relationships and contracts and have determined that a 24-month period is a reasonable estimate. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Revenue earned from the sale of third party equipment is also included. We also recognize revenues from early termination fees upon collection from customers not fulfilling the contract terms. This includes certain configuration changes initiated by the customer or early terminations from the contract terms. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

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

Results of Operations

     The following table presents amounts as reported in our consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the three months ended March 31, 2002 and 2001, respectively.

                                                       Three months ended
                                                            March 31,
                                        --------------------------------------------------
                                                 2002                         2001
                                        ---------------------         --------------------
   Revenue:
      Revenue.....................       $  40,868       79.0%        $ 51,937        97.9%
      Revenue from WorldCom.......          10,889       21.0            1,115         2.1
                                        ----------   --------        ---------     -------
   Total revenue..................          51,757      100.0           53,052       100.0

   Costs and expenses:
      Cost of operations..........           4,288        8.3            5,156         9.7
      Cost of services............          25,070       48.4           24,545        46.3
      Selling, general and
        administrative............          28,011       54.1           34,282        64.6
      Provision for doubtful
        accounts..................           2,173        4.2            2,898         5.5
      Deferred compensation.......             597        1.2            1,072         2.0
      Depreciation and
        amortization..............          40,223       77.7           29,489        55.6
                                        ----------   --------        ---------     -------
   Total costs and expenses.......         100,362      193.9%          97,442       183.7
                                        ----------   --------        ---------     -------
   Loss from operations..........          (48,605)     (93.9)         (44,390)      (83.7)

   Other income (expense):
       Interest expense...........          (1,992)      (3.8)            (698)       (1.3)
       Interest income and other..             161        0.3              869         1.6
                                        ----------   --------        ---------     -------
   Net loss ......................       $ (50,436)     (97.4)%       $(44,219)      (83.4)%
                                        ==========   ========        =========     =======

Three months ended March 31, 2002 Compared to Three months ended March 31, 2001

   Revenue

     Total revenue decreased 2.4% to $51.8 million in the first quarter of 2002 compared to $53.1 million for the same period in 2001. Our installed base of servers decreased 16.7% to 3,420 at March 31, 2002 from 4,107 at March 31, 2001. However, the average revenue per server increased 9.2% to $4,638 in the first quarter of 2002 from $4,249 for the same period in 2001 as additional services were provided to customers. Revenue recognized through our sales channel agreement with WorldCom has increased as the customer base under this agreement has grown. We recognized revenue of $10.9 million from WorldCom in the first quarter of 2002, of which total revenues of $10.7 million were recorded under the sales channel agreement, compared to total revenues of $1.1 million for the same period in 2001. All revenue recognized under the sales channel agreement for the three months ended March 31, 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Included in our first quarter revenue is $3.0 million in fees collected in 2002 for early terminations and one-time sale of third party equipment, with no similar fees recognized in the first quarter of 2001.

   Cost of Operations

    Cost of operations decreased 16.8% to $4.3 million in the first quarter of 2002 compared to $5.2 million for the same period in 2001. The decrease was primarily due to improved operating efficiencies and lower costs attributed to our network agreement with WorldCom effective January 1, 2001. As a percentage of revenue, cost of operations decreased to 8.3% in the first quarter 2002 compared to 9.7% for the same period in 2001 as a result of improved network utilization.

   Cost of Services

    Cost of services increased 2.1% to $25.1 million in the first quarter of 2002 compared to $24.5 million for the same period in 2001. The increase was primarily related to the increased level of operations, charges under our facilities agreement with WorldCom, costs associated with the 24-month amortization of potential retention bonus amounts, and accruals for changes in employee benefits, partly offset by a reduction in outside consultants' fees and accrued payroll-related costs associated with a smaller workforce compared to 2001. As a percentage of revenue, total cost of services increased to 48.4% in the first quarter of 2002 compared to 46.3% for the same period in 2001.

   Selling, General and Administrative

     Selling, general and administrative expenses decreased 18.3% to $28.0 million in the first quarter of 2002 compared to $34.3 million for the same period in 2001. The decrease was primarily attributable to a large decrease in marketing and advertising expenses. Marketing and advertising expenses for the first quarter were approximately $2.8 million in 2002 compared with $6.2 million in 2001. Additional factors contributing to the decline in selling, general and administrative expense include a reduction in travel costs associated with the regional deployment and relocation of the sales force, telephone-related costs, outside consultants' and legal fees, and utilities as a result of the consolidation of several office space leases, partly offset by increased costs associated with the 24-month amortization of potential retention bonus amounts, accruals for changes in employee benefits, and rent for office space. As a percentage of revenue, total selling, general and administrative expenses decreased to 54.1% in the first quarter of 2002 compared to 64.6% in the same period in 2001, primarily due to our planned reductions in certain selling, general and administrative expenses in 2002. We believe that our selling, general and administrative expenses will continue to represent a large portion of our expenses in the future.

   Provision for Doubtful Accounts

     Provision for doubtful accounts decreased 25.0% to $2.2 million in the first quarter 2002 compared to $2.9 million for the same period in 2001 as many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services during 2001.

   Deferred Compensation

     Deferred compensation expense decreased 44.3% to $0.6 million in the first quarter of 2002 compared to $1.1 million for the same period in 2001. The decrease was due to forfeitures in stock options held by executive officers and key employees terminated since March 31, 2001. Approximately $4.3 million of unearned compensation was forfeited in 2001. There have been no options granted since January 31, 2001.

   Depreciation and Amortization

    Depreciation and amortization expenses increased 36.4% to $40.2 million in the first quarter of 2002 compared to $29.5 million for the same period in 2001. The increase was principally due to additional servers and other facilities and equipment placed in service during and subsequent to fiscal year 2001. We entered into $12.0 million of capital leases for equipment subsequent to March 31, 2001, which have also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years. We expect increases in depreciation charges through 2002 due to an expected increase in customer equipment installations based on market demand.

   Interest Expense

    Interest expense increased 185.4% to $2.0 million in the first quarter of 2002 compared to $0.7 million for the same period in 2001. The increase resulted primarily from the increase of approximately $12.0 million of equipment acquired under capital leases and from the issuance of $103.2 million of notes payable to Intermedia since March 31, 2001.

   Interest Income and Other

    Interest income and other decreased 81.5% to $0.2 million in the first quarter of 2002 compared to $0.9 million for same period in 2001. The decrease resulted principally from declining cash balances and falling interest rates during the period.

   EBITDA Before Certain Charges

    EBITDA before certain charges, as defined below, decreased 43.7% to $(7.8) million in the first quarter of 2002 compared to $(13.8) million for the same period in 2001. The change is primarily attributable to a slower growth rate in costs due to operational efficiencies and planned reductions in selling, general, and administrative costs in 2002. Costs associated with the administration and maintenance of our expanded data centers and selling, general and administrative costs will continue to represent a large portion of expenses.

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

     Net cash used in operating activities was $0.1 million and $23.9 million during the three months ended March 31, 2002 and 2001, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital. Net cash used in 2002 has decreased largely due to changes in accounts receivable, accounts payable and accrued expenses, and amounts due to/from WorldCom compared to the same period in 2001.

     Net cash used for investing activities was $12.5 million and $29.1 million during the three months ended March 31, 2002 and 2001, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, and computers and other equipment. We have reduced our capital expenditures in 2002 in accordance with our business needs and as a result of the economic downturn. Although we have plans to invest in property and equipment, we have no material commitments for such items at this time.

     Net cash provided by financing activities was $11.4 million and $3.6 million during the three months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities resulted from proceeds from our notes payable issued to Intermedia in 2002, and proceeds from exercises of employee stock options, offset by payments on long-term note payable to Prince George's County Economic Development Corporation and on our increased capital lease obligations in 2002.

   Stock Offerings

     On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A convertible preferred stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was in cash, and $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $1.5 million and $2.0 million was used for equipment purchases in the first quarter of 2002 and 2001, respectively. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock. Subsequent to the conversion, Microsoft has given some indication that it may seek to rescind the conversion. We believe that the conversion was proper in all respects.

   Funding from Affiliates

     On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex business plan for 2002. Subject to the terms and conditions of the agreement, we will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy our net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon our election by written notice. We expect to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal through December 31, 2006. As a result, any amounts due after March 31, 2003 have been classified as long-term. Approximately $4.9 million of our total notes payable to Intermedia has been classified as current as of March 31, 2002. Any changes to our business plan that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     In 2002, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $13.2 million to satisfy our net cash requirements under our approved 2002 business plan. Total principal outstanding under the note purchase agreement with WorldCom was $78.2 million at March 31, 2002. Through March 31, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.11%).

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

   Other Indebtedness

     In the first and second quarters of 2001, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of March 31, 2002, we acquired $12.0 million of computer equipment and maintenance services under these leasing and financing arrangements.

   Contractual Obligations and Contingent Commitments

     Our contractual obligations and contingent commitments as of March 31, 2002 are aggregated below (in thousands):

                                                                                    Amounts due by period
                                                                ---------------------------------------------------------
                                                                 Less than
                                                    Total          1 year      1 - 3 years    4 - 5 years     Thereafter
                                                 -----------    -----------    -----------    -----------    ------------
     Contractual obligations:
     ------------------------
        Notes payable to Intermedia ..........   $   103,200    $     4,887    $    64,100    $    34,213    $         --
        Notes payable to third parties .......         3,401             57            122          3,222              --
        Capital lease obligations ............        46,013          8,557         13,946          9,749          13,761
        Operating leases .....................        21,232          4,127          7,498          5,568           4,039

     Contingent Commitments:
     -----------------------
        Redeemable preferred stock ...........       100,000             --             --        100,000              --
        Employee retention bonuses ...........        12,444             --         12,444             --              --

                                                 -----------    -----------    -----------    -----------    ------------
     Total ...................................   $   286,290    $    17,628    $    98,110    $   152,752    $     17,800
                                                 ===========    ===========    ===========    ===========    ============

     We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 11 years. Refer also to the notes to our consolidated financial statements in our Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002, for discussion of our capital and operating leases.

     We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of March 31, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.4 million.

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

     We encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in WorldCom's Form 10-K for the year ended December 31, 2001, as well as its subsequent periodic filings with the SEC, since our ability to succeed is dependent on WorldCom.


Recent Accounting Pronouncements

   Goodwill and Other Intangible Assets

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

     We have adopted the provisions SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. Depreciation and amortization expense excluding the amortization of goodwill and acquired workforce in the first quarter of 2001 was $28.9 million. The net book value of goodwill and acquired workforce at March 31, 2002 was approximately $11.9 million. We are continuing to evaluate the potential impact of adopting SFAS No. 142 on the carrying value of the goodwill on our consolidated balance sheet. If, within six months of adopting SFAS No. 142, we determine that impairment of goodwill existed as of January 1, 2002, we will record the charge to reduce the carrying value of our goodwill to fair value as a cumulative effect of a change in accounting principle in the first quarter of 2002. By June 30, 2002, we must also elect the date on which we will assess impairment of goodwill on an annual basis, in 2002 and thereafter. Any impairment then identified would be recorded in operations in the period in which the impairment is identified. Although we continue to evaluate the impact, our ultimate determination could result in the impairment of some or all of the approximately $11.9 million in carrying value of the goodwill on our consolidated balance sheet.

   Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which supercedes both No. 121, Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under the new rules, a single accounting model for long-lived assets to be disposed of by sale will be used to broaden the presentation of discontinued operations. We have adopted the provisions of SFAS No. 144 as of January 1, 2002.

     Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

     We have performed an undiscounted cash flow analysis related to our long-lived assets. The result of that analysis indicates that no impairment to the carrying value of our fixed assets nor intangible assets has occurred as of March 31, 2002. Should we fail to meet our operating budget during the balance of 2002, management's estimates of future cash flows may be adjusted downward. Such downward adjustments could trigger an impairment of our long-lived assets.

Information Regarding Forward-Looking Statements

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. This report includes forward-looking statements, which could differ from actual results. See "Risk Factors" in our Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 1, 2002.

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

     None.


Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

          Number                               Exhibit
          ------                               -------

            3.1   -- Certificate of Incorporation of Digex and amendments
                     thereto, including the Certificate of Designation for the Series A Preferred Stock. *

            3.2   -- Bylaws of Digex, as amended. Incorporated herein by
                     reference to Digex's Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

           10.1 -- Note Purchase Agreement, dated July 31, 2001, between Digex and Intermedia.*

         ____________

          * Incorporated herein by reference from Digex's Form 10-K (File No. 000-26873) filed with the SEC on April 1, 2002.

   (b) Reports on Form 8-K

       The following report on Form 8-K of Digex was filed during the first quarter of 2002:

       Digex filed a Current Report on Form 8-K, dated February 7, 2002, reporting under Item 5 the issuance of a press release discussing Digex's fourth quarter 2001 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIGEX, INCORPORATED
                                            (Registrant)


                                          /s/ T. SCOTT ZIMMERMAN
                                         ---------------------------
                                            T. Scott Zimmerman
                                        Interim Chief Financial Officer,
                                           Vice President and Controller

Dated: May 14, 2002