Form 10-Q
period 2002-06-30
DIGEX INC/DE
filed 2002-08-14
CIK 1085098

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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

                                 Yes [X] No [ ]

    As of July 31, 2002, there were 25,519,461 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                               DIGEX, INCORPORATED

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited):

          Consolidated Statements of Operations--
              Three and six months ended June 30, 2002 and 2001 ...........    3
          Consolidated Balance Sheets--
              June 30, 2002 and December 31, 2001 .........................    4
          Consolidated Statements of Cash Flows--
              Six months ended June 30, 2002 and 2001 .....................    5
          Notes to Consolidated Financial Statements ......................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   17

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk ......   35



                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings ...............................................   35

ITEM 2.   Changes in Securities and Use of Proceeds .......................   35

ITEM 3.   Defaults Upon Senior Securities .................................   36

ITEM 4.   Submission of Matters to a Vote of Security Holders .............   36

ITEM 5.   Other Information ...............................................   36

ITEM 6.   Exhibits and Reports on Form 8-K ................................   37

          Signatures ......................................................   39

                          PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Unaudited (Amounts in thousands, except share and per share data)

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                            -----------------------  ----------------------
                                                               2002         2001        2002       2001
                                                            ----------   ----------  ----------  ----------
Revenue:
     Revenue ............................................    $  32,479     $ 49,802   $  73,347   $ 101,739
     Revenue from WorldCom ..............................       16,214        3,989      27,103       5,104
                                                            ----------   ----------  ----------  ----------
Total revenue ...........................................       48,693       53,791     100,450     106,843

Costs and expenses:
     Cost of operations .................................        3,440        4,375       7,728       9,531
     Cost of services ...................................       23,008       26,455      48,078      51,000
     Selling, general and administrative ................       20,860       32,005      48,871      66,287
     Provision for doubtful accounts ....................          740        4,601       2,005       7,499
     Provision for doubtful accounts for WorldCom .......       17,670         ----      18,578        ----
     Deferred compensation ..............................          396          734         993       1,806
     Impairment loss ....................................       56,990         ----      56,990        ----
     Depreciation and amortization ......................       42,084       32,401      82,307      61,890
                                                            ----------   ----------  ----------  ----------
Total costs and expenses ................................      165,188      100,571     265,550     198,013
                                                            ----------   ----------  ----------  ----------
Loss from operations ....................................     (116,495)     (46,780)   (165,100)    (91,170)
Other income (expense):
     Interest expense ...................................       (2,143)        (747)     (4,135)     (1,445)
     Interest income and other ..........................          135          204         296       1,073
                                                            ----------   ----------  ----------  ----------
Net loss ................................................     (118,503)     (47,323)   (168,939)    (91,542)
Accretion of preferred stock discount ...................         (503)      (1,006)     (1,509)     (2,013)
                                                            ----------   ----------  ----------  ----------

Net loss available to common stockholders ...............    $(119,006)    $(48,329)  $(170,448)  $ (93,555)
                                                            ==========   ==========  =========== ==========

Net loss per common share--
     basic and diluted ..................................    $   (1.83)    $  (0.76)  $   (2.64)  $   (1.47)
                                                            ==========   ==========  ==========  ==========

Shares used in computing basic and diluted net
     loss per share .....................................   64,869,461   64,075,828  64,505,983  64,013,802
                                                            ==========   ==========  ==========  ==========



          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                                                                                    June 30,     December 31,
                                                                                      2002           2001
                                                                                 -------------  -------------
                                                                                  (Unaudited)
                                            ASSETS

Current assets:
     Cash and cash equivalents ................................................   $     4,812     $   12,096
     Restricted investments ...................................................         3,215          3,197
     Accounts receivable, net of allowance of  $3,383 in 2002
        and $4,806 in 2001 ....................................................        18,147         25,159
     Due from WorldCom, net of allowance of  $18,578 in 2002
        and $0 in 2001 ........................................................         3,609         15,179
     Deferred costs ...........................................................         6,454          7,302
     Prepaid expenses and other current assets ................................         3,815          7,579
                                                                                  -----------     ----------
            Total current assets ..............................................        40,052         70,512

Property and equipment, net ...................................................       220,140        327,701
Goodwill, net .................................................................        11,880         11,880
Intangible assets, net ........................................................         4,875          7,351
Notes receivable from employees, net ..........................................         6,147          6,825
Other assets ..................................................................         2,647          3,089
                                                                                  -----------     ----------
            Total assets ......................................................   $   285,741     $  427,358
                                                                                  ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ....................................   $    45,637     $   43,491
     Due to WorldCom ..........................................................         4,346          4,475
     Current portion of deferred liabilities ..................................         6,668          7,572
     Current portion of note payable ..........................................            57             56
     Current portion of notes payable to Intermedia ...........................        10,900           ----
     Current portion of capital lease obligations .............................         5,670          5,675
                                                                                  -----------     ----------
            Total current liabilities .........................................        73,278         61,269
Deferred liabilities ..........................................................         3,879          4,257
Notes payable .................................................................         3,329          3,208
Notes payable to Intermedia ...................................................       101,300         90,000
Capital lease obligations .....................................................        27,129         29,477
                                                                                  -----------     ----------
            Total liabilities .................................................       208,915        188,211
                                                                                  -----------     ----------

Commitments and contingencies

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized;
     100,000 shares designated as Series A Convertible; 50,000 and
     100,000 Series A Convertible shares issued and outstanding in 2002
     and 2001, respectively (aggregate liquidation preference of $50,000) .....        44,049         81,503

Stockholders' equity:
     Class A common stock, $.01 par value; 100,000,000 shares authorized;
         25,519,461 and 24,788,466 shares issued and outstanding in 2002
         and 2001, respectively ...............................................           255            248
     Class B common stock, $.01 par value; 50,000,000 shares authorized;
         39,350,000 shares issued and outstanding in 2002 and 2001 ............           394            394
     Additional capital .......................................................       588,126        545,020
     Accumulated deficit ......................................................      (553,267)      (384,328)
     Deferred compensation ....................................................        (2,610)        (3,448)
     Accumulated other comprehensive loss .....................................          (121)          (242)
                                                                                  -----------     ----------
            Total stockholders' equity ........................................        32,777        157,644
                                                                                  -----------     ----------
            Total liabilities and stockholders' equity ........................   $   285,741     $  427,358
                                                                                  ===========     ==========

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited (Amounts in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              ----------------------------
                                                                                   2002            2001
                                                                              -------------  -------------
 Operating activities:
   Net loss ...............................................................   $ (168,939)       $  (91,542)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization ........................................       82,307            61,890
     Impairment loss ......................................................       56,990              ----
     Provision for doubtful accounts ......................................        2,005             7,499
     Provision for doubtful accounts for WorldCom .........................       18,578              ----
     Amortization of deferred compensation ................................          993             1,806
     Accretion of interest on note payable and capital lease
       obligations ........................................................          150                56
   Changes in operating assets and liabilities:
     Accounts receivable ..................................................        5,007            (6,733)
     Due from WorldCom, net ...............................................       (7,137)            1,310
     Deferred costs .......................................................          848               942
     Prepaid expenses and other current assets ............................        3,764               330
     Notes receivable from employees ......................................          678              ----
     Other assets .........................................................          442             1,407
     Accounts payable and accrued expenses ................................        2,146             3,510
     Deferred liabilities .................................................       (1,282)           (2,162)
                                                                              ----------        ----------
   Net cash used in operating activities ..................................       (3,450)          (21,687)

Investing activities:
   Purchases of property and equipment ....................................      (23,046)          (62,428)
   Purchase of restricted investments .....................................          (18)           (1,158)
   Proceeds from sale of property and equipment ...........................          261               313
                                                                              ----------        ----------
   Net cash used in investing activities ..................................      (22,803)          (63,273)

Financing activities:
   Proceeds from issuances of notes payable ...............................       22,200            15,300
   Proceeds from exercises of common stock options ........................         ----             2,084
   Principal payment on long-term note payable and capital lease
     obligations ..........................................................       (3,352)             (922)
                                                                              ----------        ----------
   Net cash provided by financing activities ..............................       18,848            16,462

Effect of exchange rate on cash and cash equivalents ......................          121              (206)
                                                                              ----------        ----------

Net decrease in cash and cash equivalents .................................       (7,284)          (68,704)
Cash and cash equivalents at beginning of period ..........................       12,096            83,434
                                                                              ----------        ----------
Cash and cash equivalents at end of period ................................   $    4,812        $   14,730
                                                                              ==========        ==========

Supplemental disclosures of cash flow information:
   Interest paid ..........................................................   $    4,489        $    1,299
   Assets purchased with equipment credits granted in connection with
      the issuance of preferred stock .....................................        5,503             1,087
   Assets acquired through capital leases .................................          995             1,285


          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying consolidated financial statements have been prepared by Digex, Incorporated without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Form 10-K of Digex for the year ended December 31, 2001, including the audited consolidated financial statements and related notes and the section entitled "Risk Factors."

    The accompanying unaudited consolidated financial statements include the accounts of Digex and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. For example, specific line items related to WorldCom, such as the provision for doubtful accounts and accounts receivable, have been presented.

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

    On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia - WorldCom Merger"). As a result of the Intermedia - WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock, and approximately 90.0% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 60.7% of Digex's equity interests and controls 93.9% of Digex's voting interests, calculated based on total common stock outstanding, as of June 30, 2002.

    In connection with the Intermedia - WorldCom Merger and the settlement of related litigation, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, may borrow to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 7 "Related Party Agreements" to the consolidated financial statements.

    Refer also to Note 2 "Recent Events related to WorldCom and Digex."

                              DIGEX, INCORPORATED

                                  (Unaudited)


2.  Recent Events related to WorldCom and Digex

    There have been a number of internal and external events which have impacted Digex in the last three months. Some of the significant events include:

     o On June 21, the Board replaced the Digex President and Chief Executive Officer (CEO), naming George L. Kerns, the former Senior Vice President of Service Delivery & Operations as the new President and CEO.

     o   On June 24, T. Scott Zimmerman was named Digex Chief Financial Officer
         (CFO), after having served as interim CFO for approximately 6 months.

     o On June 25, WorldCom announced that it had fired its CFO and would have to restate certain financial statements from 2001 and the first quarter of 2002 to reflect as operating expenditures approximately
         $3.9 billion of expenses previously accounted for as capital expenditures.

     o On June 27, Digex announced a reduction of 86 positions, or approximately 7.0% of the overall workforce. The initiative resulted from an overall long-term effort to align expenses with revenues, focusing on the ability to leverage efficiencies and eliminate functions not core to the business.

     o On July 12, the three non-WorldCom members of the Digex board of directors resigned.

     o On July 21, WorldCom and many of its domestic affiliates, but not including Digex, filed a petition for reorganization in the federal bankruptcy court in New York.

     o On July 22, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in Digex up to $10.0 million per month.

     o On August 6, Digex announced a reduction of approximately 200 positions or about 20.0% of its workforce. These efforts are part of an overall plan for Digex to become financially self-sustaining, and to align and focus resources on servicing its customer base.

     o On August 8, WorldCom announced that it would have further multi-billion dollar restatements of its financial statements for prior years.

                              DIGEX, INCORPORATED

                                  (Unaudited)


     Throughout these events, Digex has been focusing on three top priorities--financial independence by becoming self-sustaining from an operating and capital expenditures perspective, a renewed focus on its customers, and expansion of the Digex value proposition for current and prospective customers. The workforce reductions of June and August were part of Digex's efforts to bring expenses into line with revenues in the present economic environment. At the same time, Digex is taking steps to minimize the amount of capital required to deliver customer solutions by implementing customer furnished equipment offerings along with third party leasing options. Digex remains committed to retaining its market position and providing quality hosting solutions and services, and believes that the plan provides Digex with the best opportunity to succeed in the marketplace. Since June 25, Digex has been making efforts to obtain insurance coverages that are separate from any coverage available through WorldCom. Such coverages may be critical to Digex's prospects, and there can be no assurances that Digex will be successful in obtaining the necessary coverages. Digex is also making efforts to replace its independent directors. Since WorldCom's bankruptcy filing on July 21, 2002, it loaned to Digex through Intermedia an amount of $5.9 million through August 14, 2002. Although WorldCom has permission under its interim credit agreement to loan Digex up to $10.0 million per month, there can be no assurance that WorldCom will continue making loans to Digex.

    With respect to Digex's cash requirements, Digex currently projects continued significant losses and operating cash flow deficits. Digex remains dependent on WorldCom to fund its operating cash flow deficits and capital expenditures. Actual funding through June 30, 2002 was $22.2 million, substantially less than forecasted under the Digex original 2002 business plan. The ultimate amount of borrowings can be affected by WorldCom's bankruptcy, changes in the economy, and Digex's ability to execute its business plan, among other factors. Further, as of June 30, 2002, approximately $52.8 million in notes payable and capital lease obligations come due in 2003. Digex currently believes that some or all of these obligations will need to be restructured. There can be no assurance that these obligations will be restructured or that WorldCom will provide Digex with any additional funding. Digex believes that funding from any source other than WorldCom on appropriate or commercially acceptable terms is currently unavailable.


    The impact of the above events on Digex remains unclear. Digex cannot predict what will happen at WorldCom, nor can it predict the impact of events at WorldCom on Digex. Further, it cannot predict how its customers, vendors, employees and strategic partners, will react to the unfolding events. If any of those entities react negatively to the events or perceptions generated from those events, whether accurate or not, then Digex may be significantly and negatively impacted, and its ability to execute on its plans may be substantially impaired.

    Although no assurances can be given, management believes that Digex has the ability to continue as a going concern unless WorldCom's bankruptcy filing impacts any necessary future borrowings to fund Digex's business operations. The preparation of the Digex business plan for 2003 is currently underway and is expected to be submitted to the WorldCom and Digex's boards of directors for approval, as described in Note 7 "Related Party Agreements" to the consolidated financial statements. Nonetheless, because of recent events surrounding WorldCom, and the lack of certainty that WorldCom will be able to continue to fund Digex, there is substantial doubt about Digex's ability to continue as a going concern over the next twelve months, unless the above referenced events stabilize. A substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. The accompanying financial statements do not reflect any adjustments to the carry value of its net assets or the amount and classification of its liabilities in the event Digex is not able to continue as a going concern.

                              DIGEX, INCORPORATED

                                  (Unaudited)


3.  Recent Accounting Pronouncements

   Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least once a year based upon estimated fair value. Digex adopted the provisions of SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. Depreciation and amortization expense, excluding the amortization of goodwill and acquired workforce, in the second quarter of 2001 was $31.9 million. The net book value of goodwill and acquired workforce at June 30, 2002 was approximately $11.9 million.

     The following table reconciles reported net loss available to common stockholders and loss per share to adjusted net loss available to common stockholders and loss per share, excluding the goodwill and acquired workforce amortization previously recognized (in thousands):

                                                         Three months ended                 Six months ended
                                                              June 30,                          June 30,
                                                    -----------------------------    -------------------------------
                                                       2002             2001            2002              2001
                                                    ------------    -------------    ------------    ---------------
Net loss available to common stockholders, as
  reported .......................................    $ (119,006)       $ (48,329)     $ (170,448)        $  (93,555)
Add:  Goodwill and acquired workforce
  amortization ...................................          ----              540            ----              1,080
                                                    ------------    -------------    ------------    ---------------

Adjusted net loss ................................    $ (119,006)       $ (47,789)     $ (170,448)        $  (92,475)
                                                    ============    =============    ============    ===============

Loss per common share--basic and diluted:
Net loss available to common stockholders, as
  reported .......................................      $  (1.83)        $  (0.76)       $  (2.64)         $   (1.47)
Add:  Goodwill and acquired workforce
  amortization ...................................          ----             0.01            ----               0.02
                                                    ------------    -------------    ------------    ---------------

Adjusted net loss ................................      $  (1.83)        $  (0.75)       $  (2.64)         $   (1.45)
                                                    ============    =============    ============    ===============

                              DIGEX, INCORPORATED

                                   (Unaudited)

    Digex completed its fair value assessment of goodwill as of January 1, 2002 and determined that goodwill was not impaired. However, given the decrease in Digex's market capitalization since January 1, 2002 and the uncertainty created by WorldCom's recent announcements of its intention to restate its financial statements, as described above, management reassessed the recoverability of its goodwill as of June 30, 2002 pursuant to SFAS No. 142. Pursuant to an independent appraisal, Digex determined that goodwill was not impaired as of June 30, 2002. Digex has elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified.

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

    Under SFAS No. 144, Digex reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. The amount of impairment may be measured using discounted cash flows or other means of determining fair value.

    The events surrounding WorldCom, as described above, resulted in management revising its estimates of future financial projections. Digex has also performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicates that an impairment to the carrying value of its fixed assets and other intangible assets may exist as of June 30, 2002. Based upon an independent appraisal, Digex has adjusted its long-lived assets down to fair value. An impairment loss related to its property and equipment of $55.4 million and identifiable intangible assets of $1.6 million has been included in the results of operations for the three months and six months ended June 30, 2002. Should Digex fail to meet its operating budget during the balance of 2002, management's estimates of future cash flows may be further adjusted downward. Such downward adjustments could trigger a further impairment of Digex's long-lived assets.

                              DIGEX, INCORPORATED

                                  (Unaudited)



   Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB has issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early adoption permitted.

     SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Digex does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

4.  Comprehensive Loss

     The following table reflects the calculation of comprehensive loss (in thousands):

                                                         Three months ended                 Six months ended
                                                              June 30,                          June 30,
                                                    -----------------------------    ----------------------------
                                                        2002             2001            2002            2001
                                                    ------------    -------------    ------------    ------------
Net loss available to common stockholders ........    $ (119,006)       $ (48,329)     $ (170,448)      $ (93,555)

Other comprehensive loss:
  Foreign currency translation adjustments .......            99             (121)            121            (206)
                                                    ------------    -------------    ------------    ------------

Comprehensive loss available to common
  stockholders ...................................    $ (118,907)       $ (48,450)     $ (170,327)      $ (93,761)
                                                    ============    =============    ============    ============

5.  Commitments and Contingencies

     In 2001, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of June 30, 2002 and December 31, 2001, Digex had acquired $11.9 million and $11.0 million of computer equipment and maintenance services under these leasing and financing arrangements, respectively.

                              DIGEX, INCORPORATED

                                  (Unaudited)


     Digex is also indebted to Intermedia as discussed in Note 7 "Related Party Agreements" to the consolidated financial statements.

    On August 1, 2002, the law firm of Richards Layton & Finger ("Richards Layton") requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 apiece to Richards Layton and a second law firm, Cahill Gordon & Reindel ("Cahill Gordon"), in connection with their representation of the Special Committee of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the "Shareholder Action"). The requested order would modify the court's order of July 29, 2002 (the "Order"), which requires WorldCom to pay approximately $1.9 million to reimburse certain expenses approved by the Special Committee pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevents immediate enforcement of the Order against WorldCom, Richards Layton has sought the requested modification to obtain payment directly from Digex. Digex opposes Richards Layton's request on the grounds that (i) the court has not conclusively decided whether Digex is independently liable for the fees approved by the Special Committee in the absence of reimbursement by WorldCom and (ii) the proceedings relating to enforcement of WorldCom's settlement obligations do not present the appropriate context or forum to resolve that issue. Counsel for the plaintiffs in the Shareholder Action also opposes the request. The court currently has the matter under advisement.

    It cannot be determined at this time when the court will rule on Richards Layton's request or what its ruling will be. Because the pendency of the WorldCom bankruptcy makes it unlikely that WorldCom will be able to honor its obligation to pay the $1.0 million in fees, an order that requires Digex to pay that $1.0 million directly would impose a significant additional cash burden on Digex. In order to meet that burden, Digex would be required to seek additional borrowings from WorldCom under its debtor-in-possession financing of Digex. There is no assurance that debtor-in-possession financing will continue to be available from WorldCom to fund any payments that Digex might be ordered to make to the law firms.

6.  Restructuring Charges

     In June 2002, Digex terminated the employment of 86 employees, or approximately 7.0% of its overall workforce, in an effort to streamline expenses. In connection with the reduction in its employee base, Digex also vacated certain excess office space. Digex recognized a liability for the estimated amount of future rent payments for permanently vacated properties and the estimated amount of lease termination fees. During the three months ended June 30, 2002, Digex recorded a restructuring charge of $1.4 million in its results of operations. The restructuring charge represents severance benefits for terminated employees of $0.9 million and exit costs related to early terminated real property leases of $0.5 million. These amounts have not been paid as of June 30, 2002.

7.  Related Party Agreements

   WorldCom

     In connection with the Intermedia - WorldCom Merger and the settlement of related litigation, Digex and certain subsidiaries of WorldCom have entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request for a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom's bankruptcy filing progresses. The principal terms of the agreements are as follows:

     Sales Channel Agreement. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level and data center capacity commitments, WorldCom has agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003. WorldCom has agreed to purchase $50.0

                              DIGEX, INCORPORATED

                                  (Unaudited)


million and $192.0 million of managed hosting services in 2001 and 2002, respectively. WorldCom has agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom also agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom customers under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

     Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) for each three month period ended December 31 during the term of the sales channel agreement, the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the sales channel agreement.

     Digex recognized revenue from WorldCom of $16.2 million and $27.1 million for the three and six months ended June 30, 2002, respectively, under the sales channel agreement. All revenue recognized under the sales channel agreement in 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Digex expects to recognize revenue from WorldCom using cash basis accounting in the foreseeable future, which could have a material impact on future reported revenue. Deferred revenue will reflect that which has been billed to WorldCom for those underlying customers but not yet received in cash. Amounts due from WorldCom as of June 30, 2002 have been reflected net of a reserve for doubtful accounts. Digex has reserved all receivables due from WorldCom which were not collected subsequent to June 30, 2002 as a result of WorlCom's filing for bankruptcy. Revenues from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

     Funding Agreement. Refer to "Borrowings from Related Parties" below.

     Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built and may continue to be built in several WorldCom data centers in the United States and around the world. Digex has leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.0 million and $1.6 million for the three and six months ended June 30, 2002, respectively. Expenses were not incurred for these services until the third quarter of 2001.

     Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $1.1 million and $1.7 million for the three and six months ended June 30, 2002, respectively, and $1.4 million and $3.0 million for the three and six months ended June 30, 2001, respectively.

                              DIGEX, INCORPORATED

                                  (Unaudited)


     WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, such as facilities, telephone, software maintenance, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                                          Three months ended                 Six months ended
                                               June 30,                          June 30,
                                     -----------------------------    -----------------------------
                                        2002             2001            2002            2001
                                     ------------    -------------    ------------    -------------
Other circuit related expense ......     $  1,601         $  2,175        $  3,301        $   3,837
Telephone expense ..................        1,034              332           1,768            1,325
Rent expense .......................          332             ----             787             ----
Network maintenance expense ........          525             ----           1,050             ----
                                     ------------    -------------    ------------    -------------

                                         $  3,492         $  2,507        $  6,906        $   5,162
                                     ============    =============    ============    =============

     In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom, which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2002 presented above.

Borrowings from Related Parties

     On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex business plans for 2001 and 2002. The preparation of the Digex business plan for 2003 is currently underway and is expected to be submitted to the WorldCom and Digex's boards of directors for approval no later than December 1, 2002. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Given WorldCom's bankruptcy filing, there can be no assurance that WorldCom will honor its contractual commitments to Digex. See Note 2 "Recent Events related to WorldCom and Digex." Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002, but may be extended to December 31, 2006 upon the election of Digex by written notice. Management intends to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal through December 31, 2006. As a result, all payments after the election due in periods after June 30, 2003 have been classified as long-term. Any changes to its business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

                              DIGEX, INCORPORATED

                                  (Unaudited)


     As of June 30, 2002 and December 31, 2001, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $87.2 million and $65.0 million, respectively, to satisfy Digex's net cash requirements under its approved 2002 and 2001 business plans. Through June 30, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.05%). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.1 million and $1.9 million for the three and six months ended June 30, 2002, respectively. Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $0.04 million for the three and six months ended June 30, 2001.

    On January 14, 2002, Digex entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a series of senior notes totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Through June 30, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.29%). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively.

     Management intends to seek to renegotiate the maturity dates of the note purchase agreements with WorldCom and Intermedia as a result of WorldCom's filing for reorganization. There can be no assurance that management will be able to do so.

Notes Receivable from Employees

     Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $6.1 million and $6.8 million as of June 30, 2002 and December 31, 2001, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 and (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not occurred and are not permitted.

     Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with Digex through and including November 1, 2003 or
(2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of June 30, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.3 million.

                              DIGEX, INCORPORATED

                                  (Unaudited)


8.   Stockholders' Equity

     On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock. Subsequent to the conversion, Microsoft has given some indication that it may seek to rescind the conversion. Digex believes that the conversion was proper in all respects.

     Prior to conversion into common stock on April 1, 2002, Microsoft's redeemable preferred stock, was classified outside of stockholders' equity. Upon conversion into common stock, the then carrying amount of the redeemable preferred stock of approximately $44.5 million was recorded as a component of stockholders' equity. A component of the then carrying value of Microsoft's redeemable preferred stock was a discount that had been recorded upon the original issuance of the preferred stock. That discount was being accreted into net loss available to common stockholders through additional capital on the consolidated balance sheets. After the conversion, neither further accretion of the preferred stock discount will be recorded nor will the preferred stock be subject to future redemption or conversion.

     Digex does not anticipate paying any dividends on any of its common stock in the foreseeable future. Moreover, Digex is subject to restrictions under the Intermedia indentures, which restrict any subsidiary of Intermedia from paying dividends unless Intermedia meets certain financial tests. Intermedia does not currently meet and is not expected to meet these financial tests in the foreseeable future. Therefore, Digex is effectively prohibited from paying dividends. Digex may also incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends.

9.  Subsequent Events

     In accordance with the Digex Long-Term Incentive Plan, all stock options granted to participants who were employed by Digex as of July 1, 2001, the consummation date of the Intermedia - WorldCom Merger, will become fully vested on July 1, 2002 through a provision for accelerated vesting upon a change of control of Digex. Accordingly, deferred compensation of $2.6 million as of June 30, 2002 for options granted with exercise prices at less than fair market value will be expensed in the third quarter of 2002.

     In July 2002, WorldCom caused Intermedia to purchase a series of senior notes totaling $10.0 million from Digex under the note purchase agreement. Through June 30, 2002, variable interest on the unpaid principal balance was paid monthly at an average interest rate of 5.05% per annum. Repayment of principal is due on December 31, 2002, unless otherwise extended at the election of Digex.

     On August 6, 2002, Digex announced a reduction of approximately 200 positions or about 20% of its workforce. These efforts are part of an overall plan for Digex to become financially self-sustaining, and to align and focus resources on servicing its customer base by eliminating certain positions primarily in its non-service delivery organizations. Severance costs and related benefits for these terminated employees are approximately $1.5 million. No formal plans have been adopted by management for any additional restructuring activities.

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

Recent Events

     There have been a number of internal and external events which have impacted us in the last three months. Some of the significant events include:

     o On June 21, the Board replaced the Digex President and Chief Executive Officer (CEO), naming George L. Kerns, the former Senior Vice President of Service Delivery & Operations as the new President and CEO.

     o   On June 24, T. Scott Zimmerman was named Digex Chief Financial Officer
         (CFO), after having served as interim CFO for approximately 6 months.

     o On June 25, WorldCom announced that it had fired its CFO and would have to restate certain financial statements from 2001 and the first quarter of 2002 to reflect as operating expenditures approximately $3.9 billion of expenses previously accounted for as capital expenditures.

     o On June 27, we announced a reduction of 86 positions, or approximately 7.0% of the overall workforce. The initiative resulted from an overall long-term effort to align expenses with revenues, focusing on the ability to leverage efficiencies and eliminate functions not core to the business.

     o On July 12, the three non-WorldCom members of our board of directors resigned.

     o On July 21, WorldCom and many of its domestic affiliates, but not including Digex, filed a petition for reorganization in the federal bankruptcy court in New York.

     o On July 22, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in Digex up to $10.0 million per month.

     o On August 6, we announced a reduction of approximately 200 positions or about 20.0% of our workforce. These efforts are part of an overall plan for us to become financially self-sustaining, and to align and focus resources on servicing our customer base.

     o On August 8, WorldCom announced that it would have further multi-billion dollar restatements of its financial statements for prior years.

     Throughout these events, we have been focusing on three top priorities--financial independence by becoming self-sustaining from an operating and capital expenditures perspective, a renewed focus on our customers, and expansion of the Digex value proposition for current and prospective customers. The workforce reductions of June and August were part of our efforts to bring expenses into line with revenues in the present economic environment. At the same time, we are taking steps to minimize the amount of capital required to deliver customer solutions by implementing customer furnished equipment offerings along with third party leasing options. We remain committed to retaining our market position and providing quality hosting solutions and services, and believe that the plan provides us with the best opportunity to succeed in the marketplace. Since June 25, we have been making efforts to obtain insurance coverages that are separate from any coverage available through WorldCom. Such coverages may be critical to our prospects, and there can be no assurances that we will be successful in obtaining the necessary coverages. We are also making efforts to replace our independent directors. Since its bankruptcy filing on July 21, 2002, WorldCom has loaned to Digex through Intermedia an amount of $5.9 million through August 14, 2002. Although WorldCom has permission under its interim credit agreement to loan Digex up to $10.0 million per month, there can be no assurance that WorldCom will continue making loans to Digex.

     With respect to our cash requirements, we currently project continued significant losses and operating cash flow deficits. We remain dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Actual funding through June 30, 2002 was $22.2 million, substantially less than forecasted under the Digex original 2002 business plan. The ultimate amount of borrowings can be affected by WorldCom's bankruptcy, changes in the economy, and our ability to execute our business plan, among other factors. Further, as of June 30, 2002, approximately $52.8 million in notes payable and capital lease obligations come due in 2003. We currently believe that some or all of these obligations will need to be restructured. There can be no assurance that these obligations will be restructured or that WorldCom will provide us with any additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is currently unavailable.

     The impact of the above events on Digex remains unclear. We cannot predict what will happen at WorldCom, nor can we predict the impact of events at WorldCom on Digex. Further, we cannot predict how our customers, vendors, employees and strategic partners, will react to the unfolding events. If any of those entities react negatively to the events or perceptions generated from those events, whether accurate or not, then we may be significantly and negatively impacted, and our ability to execute on our plans may be substantially impaired.

     Although no assurances can be given, management believes that we have the ability to continue as a going concern unless WorldCom's bankruptcy filing impacts any necessary future borrowings to fund our business operations. The preparation of the Digex business plan for 2003 is currently underway and is expected to be submitted to the WorldCom and Digex's boards of directors for approval, as described in the accompanying consolidated financial statements. Nonetheless, because of recent events surrounding WorldCom, and the lack of certainty that WorldCom will be able to continue to fund us, there is substantial doubt about our ability to continue as a going concern over the next twelve months, unless the above referenced events stabilize. A substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. The accompanying financial statements do not reflect any adjustments to the carry value of our net assets or the amount and classification of our liabilities in the event we are not able to continue as a going concern.


Related Party Transactions

     WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement and subject to the bankruptcy proceedings,

WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only. WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we anticipate that our only source to fund our working capital needs and capital expenditure requirements will be WorldCom.

     At June 30, 2002, we served approximately 690 customers, of which approximately 280 customers are WorldCom channel customers. We also managed 3,827 Windows- and UNIX-based servers in our data centers, which are positioned on the east and west coasts of the United States, and in Europe and Asia. Approximately 1,136 of our total managed servers were sold through the WorldCom sales channel agreement.

     Through the sales channel agreement, WorldCom resells our portfolio of managed hosting products. We also have access to WorldCom's sales force to enhance our global presence. If we satisfy certain service level and data center capacity commitments, WorldCom has agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003. WorldCom has agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. WorldCom has agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom agreed to compensate us, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that we generate operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, we have agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

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

     We recognized revenue from WorldCom of $16.2 million and $27.1 million for the three and six months ended June 30, 2002, respectively, under the sales channel agreement. All revenue recognized under the sales channel agreement in 2002 resulted from actual managed hosting services purchased for resale by WorldCom. We expect to recognize revenue from WorldCom using cash basis accounting in the foreseeable future, which could have a material impact on future reported revenue. Deferred revenue will reflect that which has been billed to WorldCom for those underlying customers but not yet received in cash. We have reserved all receivables due from WorldCom which were not collected subsequent to June 30, 2002 as a result of WorldCom's filing for bankruptcy. Revenues from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

     Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.0 million and $1.6 million for the three and six months ended June 30, 2002, respectively. Expenses were not incurred for these services until the third quarter of 2001.

     Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to approximately $1.1 million and $1.7 million for the three and six months ended June 30, 2002, respectively. The expense for the dedicated Internet connections and WorldCom network services amounted to approximately $1.4 million and $3.0 million for the three and six months ended June 30, 2001, respectively. Effective March 2002, WorldCom serves as our primary bandwidth provider for the U.K. We are currently in search of a secondary provider for the U.S.

    The agreements are subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom's bankruptcy filing progresses.

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

     The difference between the actual amount invoiced to WorldCom through the sales channel agreement and the minimum annual revenue commitment is recognized as revenue at the end of the measurement period, net of our share of operating income before depreciation and amortization in servicing WorldCom. We expect to recognize revenue from WorldCom using cash basis accounting in the foreseeable future, which could have a material impact on future reported revenue. Deferred revenue will reflect that which has been billed to WorldCom for those underlying customers but not yet received in cash. Amounts due from WorldCom as of June 30, 2002 have been reflected net of a reserve for doubtful accounts.

     We also recognize revenues from early termination fees upon collection from customers not fulfilling the contract terms. This includes certain configuration changes initiated by the customer or early terminations from the contract terms. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

    Allowance for Doubtful Accounts. We regularly assess the credit standing of our customers and the collectibility of receivables. We cease revenue recognition when collectibility is not probable. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers becomes uncertain or deteriorates, impairing their ability to make payments, additional allowances may be required. We reserved all receivables due from WorldCom which were not collected subsequent to June 30, 2002 as a result of WorldCom's filing for bankruptcy. Ultimately, our judgment regarding the realizability of WorldCom's receivables will be determined by WorldCom's bankruptcy proceedings.

     Impairment of Long-lived Assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. As discussed in Note 3 to the consolidated financial statements, we recognized an impairment loss of $57.0 million for the quarter ended June 30, 2002 related primarily to our property and equipment. If actual market conditions are less favorable than those projected by management, additional asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions to determine whether a future analysis of our long-lived assets is necessary.

     Redeemable Preferred Stock We are accreting the preferred stock discount to the mandatory conversion date in January 2005. To date, management believes that a redemption event is not probable due to the covenants contained in Intermedia's indentures, which restrict redemption, and the requirement of legal availability of funds. These conditions currently prohibit the redemption of the securities. If these conditions change, our estimate of when the preferred stock becomes redeemable or will be converted may require an adjustment to the accretion amount. Management will continue to evaluate the conditions as necessary.

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

     o   provision for doubtful accounts;

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

     Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, and other miscellaneous expenses. We expect selling, general and administrative expenses to decrease in dollar amount and as a percentage of revenue over time due to our planned cost reduction efforts.

     Provision for doubtful accounts is maintained to reserve against trade account receivables that have been estimated to be uncollectible due to the inability of our customers to make the required payment.

     Deferred compensation expense relates to stock options that were granted by Digex to certain employees at exercise prices below market value. We will expense deferred compensation as of June 30, 2002 in the third quarter of 2002 as these options will become fully vested on July 1, 2002.

     Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our definite-lived intangible assets. We currently expect decreases in depreciation charges related to our existing tangible assets base due to a write-down of our long-lived assets to fair market value as a result of SFAS No. 144 in the future.

Results of Operations

     The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the three months ended June 30, 2002 and 2001, respectively.

                                                                       Three months ended
                                                                            June 30,
                                                        ----------------------------------------------------
                                                                2002                        2001
                                                        ------------------------   -------------------------
   Revenue:
      Revenue ......................................... $   32,479         66.7%    $   49,802         92.6%
      Revenue from WorldCom ...........................     16,214         33.3          3,989          7.4
                                                        -----------  -----------   ------------   ----------
   Total revenue ......................................     48,693        100.0         53,791        100.0

   Costs and expenses:
      Cost of operations ..............................      3,440          7.1          4,375          8.1
      Cost of services ................................     23,008         47.3         26,455         49.2
      Selling, general and administrative .............     20,860         42.8         32,005         59.5
      Provision for doubtful accounts .................        740          1.5          4,601          8.6
      Provision for doubtful accounts for WorldCom ....     17,670         36.3             --           --
      Deferred compensation ...........................        396          0.8            734          1.4
      Impairment loss .................................     56,990        117.0             --           --
      Depreciation and amortization ...................     42,084         86.4         32,401         60.2
                                                        -----------  -----------   ------------   ----------
   Total costs and expenses ...........................    165,188        339.2       100, 571        187.0
                                                        -----------  -----------   ------------   ----------
   Loss from operations ...............................   (116,495)      (239.2)       (46,780)       (87.0)

   Other income (expense):
       Interest expense ...............................     (2,143)        (4.4)          (747)        (1.4)
       Interest income and other ......................        135          0.3            204          0.4
                                                        -----------  -----------   ------------   ----------

   Net loss ........................................... $ (118,503)      (243.3)%    $ (47,323)       (88.0)%
                                                        ===========  ===========   ============   ==========

Three months ended June 30, 2002 Compared to Three months ended June 30, 2001

   Revenue

     Total revenue decreased 9.5% to $48.7 million in the second quarter of 2002 compared to $53.8 million for the same period in 2001. Although our customer base increased 14.3% to 689 at June 30, 2002 from 603 at June 30, 2001, average annualized revenue per customer decreased 11.4% to $299,000 from $333,000 for the same period in 2001. This is primarily due to the loss of a fewer larger-than-average customers, customers rightsizing their configurations, and deferred customer ramp up of services due to economic cost pressures. Revenue recognized through our sales channel agreement with WorldCom has increased as the customer base under this agreement has grown. We recognized revenue of $16.2 million from WorldCom in the second quarter of 2002 under the sales channel agreement compared to total revenues of $4.0 million for the same period in 2001. All revenue recognized under the sales channel agreement for the three months ended June 30, 2002 and 2001 resulted from actual managed hosting services purchased for resale by WorldCom. Included in our second quarter revenue is $0.6 million in fees collected in 2002 for early termination, compared to $0.2 million in fees collected in 2001.

   Cost of Operations

    Cost of operations decreased 21.4% to $3.4 million in the second quarter of 2002 compared to $4.4 million for the same period in 2001. The decrease was primarily due to improved network and facility costs. As a percentage of revenue, cost of operations decreased to 7.1% in the second quarter of 2002 compared to 8.1% for the same period in 2001 as a result of improved network utilization.

   Cost of Services

    Cost of services decreased 13.0% to $23.0 million in the second quarter of 2002 compared to $26.5 million for the same period in 2001. The decrease was primarily related to a reduction in outside consultants' fees and accrued payroll-related costs associated with a reduced workforce compared to 2001. As a percentage of revenue, total cost of services decreased to 47.3% in the second quarter of 2002 compared to 49.2% for the same period in 2001.

   Selling, General and Administrative

    Selling, general and administrative expenses decreased 34.8% to $20.9 million in the second quarter of 2002 compared to $32.0 million for the same period in 2001. The decrease was primarily attributable to a large decrease in marketing and advertising expenses. Marketing and advertising expenses for the second quarter were approximately $0.5 million in 2002 compared with $7.0 million in 2001. Additional factors contributing to the decline in selling, general and administrative expense include a reduction in travel costs associated with the regional deployment of the sales force, telephone-related costs, outside consultants' fees, utilities as a result of the consolidation of several office space leases, and less property taxes as a result of a revaluation of fiscal year 2002 property value assessments, partly offset by increased costs associated with the 24-month amortization of potential retention bonus amounts and rent for office space. As a percentage of revenue, total selling, general and administrative expenses decreased to 42.8% in the second quarter of 2002 compared to 59.5% in the same period in 2001, primarily due to our planned reductions in certain selling, general and administrative costs in 2002.

   Provision for Doubtful Accounts

     Provision for doubtful accounts, other than doubtful accounts for WorldCom, decreased 83.9% to $0.7 million in the second quarter of 2002 compared to $4.6 million for the same period in 2001 as many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services during 2001.

   Provision for Doubtful Accounts for WorldCom

     Provision for doubtful accounts for WorldCom was established in the second quarter of 2002 due to recent events surrounding WorldCom's planned restatement of its financial results and subsequent bankruptcy filing. We expect to recognize revenue from WorldCom using cash basis accounting in the foreseeable future, which could have a material impact on future reported revenue.

   Deferred Compensation

     Deferred compensation expense decreased 46.0% to $0.4 million in the second quarter of 2002 compared to $0.7 million for the same period in 2001. The decrease was due to forfeitures in stock options held by executive officers and key employees terminated since June 30, 2001. Approximately $1.2 million of unearned compensation was forfeited since June 30, 2001. There have been no options granted since January 31, 2001. In accordance with the Digex Long-Term Incentive Plan, all stock options granted to participants who were employed by Digex as of July 1, 2001, the consummation date of the Intermedia - WorldCom Merger, will become fully vested on July 1, 2002 through a provision for accelerated vesting upon a change of control of Digex. Deferred compensation of $2.6 million as of June 30, 2002 for options granted at exercise prices less than fair market value will be expensed in the third quarter of 2002.

   Impairment Loss

    Impairment loss related to our long-lived assets of $57.0 million, of which $55.4 million relates to property and equipment and $1.6 million relates to identifiable intangible assets, was recognized in the second quarter of 2002 as a result of the events surrounding WorldCom as described in "Management's Discussion and Analysis -- Overview." Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that carrying value of such assets may not be recoverable. We have adjusted our long-lived assets down to fair value as determined by an independent appraisal.

   Depreciation and Amortization

    Depreciation and amortization expenses increased 29.9% to $42.1 million in the second quarter of 2002 compared to $32.4 million for the same period in 2001. The increase was principally due to the additional servers and other facilities and equipment placed in service during and subsequent to fiscal year 2001. We entered into $10.7 million of capital leases for equipment subsequent to June 30, 2001, which have also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years.

   Interest Expense

    Interest expense increased 186.9% to $2.1 million in the second quarter of 2002 compared to $0.7 million for the same period in 2001. The increase resulted primarily from the increase of approximately $11.9 million of equipment acquired under capital leases and from the issuance of $106.2 million of notes payable to Intermedia since June 30, 2001.

   Interest Income and Other

    Interest income and other decreased 33.8% to $0.1 million in the second quarter of 2002 compared to $0.2 million for same period in 2001. The decrease resulted principally from declining cash balances and falling interest rates during the period.

   EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, increased 24.8% to $(17.0) million in the second quarter of 2002 compared to $(13.6) million for the same period in 2001. The change is primarily attributable to a provision for doubtful accounts for WorldCom of $17.7 million as a result of its reorganization filing, offset by planned reductions in operating costs in 2002.

    EBITDA before certain charges consists of earnings (loss) before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, impairment loss, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

     The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the six months ended June 30, 2002 and 2001, respectively.

                                                                           Six months ended
                                                                               June 30,
                                                        --------------------------------------------------------
                                                                   2002                         2001
                                                        ----------------------------  --------------------------
   Revenue:
      Revenue .........................................     $  73,347          73.0%      $ 101,739        95.2%
      Revenue from WorldCom ...........................        27,103          27.0           5,104         4.8
                                                           -----------     ---------     -----------    --------
   Total revenue ......................................       100,450         100.0         106,843       100.0

   Costs and expenses:
      Cost of operations ..............................         7,728           7.7           9,531         8.9
      Cost of services ................................        48,078          47.9          51,000        47.7
      Selling, general and administrative .............        48,871          48.7          66,287        62.1
      Provision for doubtful accounts .................         2,005           2.0           7,499         7.0
      Provision for doubtful accounts for WorldCom ....        18,578          18.5              --          --
      Deferred compensation ...........................           993           0.9           1,806         1.7
      Impairment loss .................................        56,990          56.6              --          --
      Depreciation and amortization ...................        82,307          81.9          61,890        57.9
                                                           -----------     ---------     -----------    --------
   Total costs and expenses ...........................       265,550         264.4         198,013       185.3
                                                           -----------     ---------     -----------    --------
   Loss from operations ...............................      (165,100)       (164.4)        (91,170)      (85.3)

   Other income (expense):
       Interest expense ...............................        (4,135)         (4.1)         (1,445)       (1.4)
       Interest income and other ......................           296           0.3           1,073         1.0
                                                           -----------     ---------     -----------    --------
   Net loss ...........................................     $(168,939)       (168.2)%     $ (91,542)      (85.7)%
                                                           ===========     =========     ===========    ========

Six months ended June 30, 2002 Compared to Six months ended June 30, 2001

   Revenue

    Total revenue decreased 6.0% to $100.5 million for the six months ended June 30, 2002 compared to $106.8 million for the same period in 2001. Although our customer base increased 14.0% to 689 at June 30, 2002 from 603 at June 30, 2001, average annualized revenue per customer decreased 11.4% to $299,000 from $333,000 for the same period in 2001. This is primarily due to the loss of a fewer larger-than-average customers, customers rightsizing their configurations, and deferred customer ramp up of services due to economic cost pressures. Revenue recognized through our sales channel agreement with WorldCom has increased as the customer base under this agreement has grown. We recognized revenue of $27.1 million from WorldCom in the first half of 2002 under the sales channel agreement compared to total revenues of $5.1 million for the same period in 2001. All revenue recognized under the sales channel agreement for the six months ended June 30, 2002 and 2001 resulted from actual managed hosting services purchased for resale by WorldCom. Included in our revenue is $3.5 million in fees collected in 2002 for early termination and one-time sale of third party equipment, compared to $0.2 million in early termination fees collected in 2001.

   Cost of Operations

    Cost of operations decreased 18.9% to $7.7 million for the six months ended June 30, 2002 compared to $9.5 million for the same period in 2001. The decrease was primarily due to improved network and facility costs. As a percentage of revenue, cost of operations decreased to 7.7% for the six months ended June 30, 2002 compared to 8.9% for the same period in 2001 as a result of improved network utilization.

   Cost of Services

    Cost of services decreased 5.7% to $48.1 million for the six months ended June 30, 2002 compared to $51.0 million for the same period in 2001. The decrease was primarily related to a reduction in outside consultants' fees and accrued payroll-related costs associated with a smaller workforce compared to 2001, partly offset by an increased level of operations, costs associated with the 24-month amortization of potential retention bonus amounts, and accruals for changes in employee benefits. As a percentage of revenue, total cost of services increased to 47.9% for the six months ended June 30, 2002 compared to 47.7% for the same period in 2001.

   Selling, General and Administrative

    Selling, general and administrative expenses decreased 26.3% to $48.9 million for the six months ended June 30, 2002 compared to $66.3 million for the same period in 2001. The decrease was primarily attributable to a large decrease in marketing and advertising expenses. Marketing and advertising expenses in the first six months were approximately $3.2 million in 2002 compared with $13.2 million in 2001. Additional factors contributing to the decline in selling, general and administrative expense include a reduction in travel costs associated with the regional deployment of the sales force, telephone-related costs, outside consultants' fees, utilities as a result of the consolidation of several office space leases, and less property taxes as a result of a revaluation of fiscal year 2002 property value assessments, partly offset by increased costs associated with the 24-month amortization of potential retention bonus amounts, accruals for changes in employee benefits, and rent for office space. As a percentage of revenue, total selling, general and administrative expenses decreased to 48.7% for the six months ended June 30, 2002 compared to 62.1% in the same period in 2001, primarily due to our planned reductions in certain selling, general and administrative costs in 2002.

   Provision for Doubtful Accounts

     Provision for doubtful accounts, other than doubtful accounts for WorldCom, decreased 73.3% to $2.0 million for the six months ended June 30, 2002 compared to $7.5 million for the same period in 2001 as many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services during 2001.

   Provision for Doubtful Accounts for WorldCom

     Provision for doubtful accounts for WorldCom was established in the second quarter of 2002 due to recent events surrounding WorldCom's planned restatement of its financial results and subsequent bankruptcy filing. We expect to recognize revenue from WorldCom using cash basis accounting in the foreseeable future, which could have a material impact on future reported revenue.

   Deferred Compensation

     Deferred compensation expense decreased 45.0% to $1.0 million for the six months ended June 30, 2002 compared to $1.8 million for the same period in 2001. The decrease was due to forfeitures in stock options held by executive officers and key employees terminated since June 30, 2001. Approximately $1.2 million of unearned compensation was forfeited since June 30, 2001. There have been no options granted since January 31, 2001. In accordance with the Digex Long-Term Incentive Plan, all stock options granted to participants who were employed by Digex as of July 1, 2001, the consummation date of the Intermedia - WorldCom Merger, will be fully vested on July 1, 2002 through a provision for accelerated vesting upon a change of control of Digex. Deferred compensation of $2.6 million as of June 30, 2002 for options granted at exercise prices less than fair market value will be expensed in the third quarter of 2002.

   Impairment Loss

     Impairment loss related to our long-lived assets of $57.0 million, of which $55.4 million relates to property and equipment and $1.6 million relates to identifiable intangible assets, was recognized in the second quarter of 2002 as a result of the events surrounding WorldCom as described in "Management's Discussion and Analysis -- Overview." Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that carrying value of such assets may not be recoverable. We have adjusted our long-lived assets down to fair value as determined by an independent appraisal.

   Depreciation and Amortization

     Depreciation and amortization expenses increased 33.0% to $82.3 million for the six months ended June 30, 2002 compared to $61.9 million for the same period in 2001. The increase was principally due to additional servers and other facilities and equipment placed in service during and subsequent to fiscal year 2001. We entered into $10.7 million of capital leases for equipment subsequent to June 30, 2001, which have also contributed to the increase in expense. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years.

   Interest Expense

    Interest expense increased 186.2% to $4.1 million for the six months ended June 30, 2002 compared to $1.4 million for the same period in 2001. The increase resulted primarily from the increase of approximately $11.9 million of equipment acquired under capital leases and from the issuance of $106.2 million of notes payable to Intermedia since June 30, 2001.

   Interest Income and Other

    Interest income and other decreased 72.4% to $0.3 million for the six months ended June 30, 2002 compared to $1.1 million for same period in 2001. The decrease resulted principally from declining cash balances and falling interest rates during the period.

   EBITDA Before Certain Charges

    EBITDA before certain charges, as defined below, decreased 9.7% to $(24.8) million for the six months ended June 30, 2002 compared to $(27.5) million for the same period in 2001. The change is primarily attributable to a provision for doubtful accounts for WorldCom of $17.7 million as a result of its reorganization filing, offset by planned reductions in operating costs in 2002.

    EBITDA before certain charges consists of earnings (loss) before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, impairment loss, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

Liquidity and Capital Resources

   Cash Flows

    WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement and subject to the bankruptcy proceedings, WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only.

WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we anticipate that our only source to fund our working capital needs and capital expenditure requirements will be WorldCom. There can be no assurance that WorldCom will provide us with any additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is currently unavailable.

     Net cash used in operating activities was $3.5 million and $21.7 million during the six months ended June 30, 2002 and 2001, respectively. Net cash used for operating activities in each of these periods was primarily the result of operating losses and changes in working capital. Net cash used in 2002 has decreased largely due to changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, and amounts due to/from WorldCom compared to the same period in 2001.

     Net cash used for investing activities was $22.8 million and $63.3 million during the six months ended June 30, 2002 and 2001, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, and computers and other equipment. We have reduced our capital expenditures in 2002 in accordance with our business needs and as a result of the economic downturn. Although we have plans to invest in property and equipment, we have no material commitments for such items at this time.

     Net cash provided by financing activities was $18.8 million and $16.5 million during the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities resulted principally from proceeds from our notes payable issued to Intermedia offset by payments on a long-term note payable to Prince George's County Economic Development Corporation and on our increased capital lease obligations in 2002.

   Stock Offerings

     On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A convertible preferred stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was in cash, and $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $5.5 million and $3.1 million was used for equipment purchases in the first half of 2002 and 2001, respectively. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock. Subsequent to the conversion, Microsoft has given some indication that it may seek to rescind the conversion. We believe that the conversion was proper in all respects.

   Funding from Affiliates

     On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex business plan for 2002. The preparation of the Digex business plan for 2003 is currently underway and is expected to be submitted to the WorldCom and Digex's boards of directors for approval no later than December 1, 2002. Subject to the terms and conditions of the agreement, we will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy our net cash requirements under the approved business plan. Given WorldCom's bankruptcy filing, there can be no assurance that WorldCom will honor its contractual commitments to Digex. See
Note 2 "Recent Events related to WorldCom and Digex" to the accompanying unaudited consolidated financial statements. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon our election by written notice. We expect to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal through December 31, 2006. As a result, any amounts due after June 30, 2003 have been classified as long-term. Approximately $10.9 million of our total notes payable to Intermedia has been classified as current as of June 30, 2002. Any changes to our business plan that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     In 2002, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $22.2 million to satisfy our net cash requirements under our approved 2002 business plan. Total principal outstanding under the note purchase agreement with WorldCom was $87.2 million at June 30, 2002. Through June 30, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.05%).

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

     Management intends to seek to renegotiate the maturity dates of the note purchase agreements with WorldCom and Intermedia as a result of WorldCom's filing for reorganization. There can be no assurance that management will be able to do so.

   Other Indebtedness

     In the first and second quarters of 2001, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of June 30, 2002, we acquired $11.9 million of computer equipment and maintenance services under these leasing and financing arrangements.

   Contractual Obligations and Contingent Commitments

     Our contractual obligations and contingent commitments as of June 30, 2002 are aggregated below (in thousands):



                                                                               Amounts due by period
                                                               -----------------------------------------------------
                                                               Less than
                                                   Total        1 year      1 - 3 years    4 - 5 years    Thereafter
                                                 ------------  ----------   ------------  ------------  ------------


     Contractual obligations:
        Notes payable to Intermedia ...........  $ 112,200       $ 10,900     $  68,600      $ 32,700     $      --
        Notes payable to third parties ........      3,386             57         3,274            55            --
        Capital lease obligations .............     43,694          8,411        12,961         9,817        12,505
        Operating leases ......................     19,740          3,913         7,161         5,007         3,659

     Contingent Commitments:
        Redeemable preferred stock ............     50,000             --        50,000            --            --
        Employee retention bonuses ............     12,318             --        12,318            --            --
                                                 ---------       ---------    ----------     ---------    ----------
     Total ....................................  $ 241,338       $ 23,281     $ 154,314      $ 47,579     $  16,164
                                                 =========       =========    ==========     =========    ==========


     We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 11 years. Refer also to the notes to our consolidated financial statements in our Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002, for discussion of our capital and operating leases.

     We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of June 30, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.3 million.

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

     We currently project continued significant losses and operating cash flow deficits. We anticipate that we will have significant cash requirements for several years as we repay principal and interest associated with our notes payable, fill our existing data center capacity, and increase servers under management. If necessary, we intend to pursue additional equipment lease financing from our vendors or third parties to facilitate the acquisition of computer hardware and related software in the future. At the same time, we are taking steps to minimize the amount of capital required to deliver customer solutions by implementing customer furnished equipment offerings along with third party leasing options. We remain dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Actual funding through June 30, 2002 was $22.2 million, substantially less than forecasted under the Digex original 2002 business plan. The ultimate amount of borrowings can be affected by WorldCom's bankruptcy, changes in the economy, and our ability to execute our business plan, among other factors. Further, as of June 30, 2002, approximately $52.8 million in notes payable and capital lease obligations come due in 2003. We currently believe that some or all of these obligations will need to be restructured. There can be no assurance that these obligations will be restructured or that WorldCom will provide us with any additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms is currently unavailable.

     The impact of the above events on Digex remains unclear. We cannot predict what will happen at WorldCom, nor can we predict the impact of events at WorldCom on Digex. Further, we cannot predict how our customers, vendors, employees and strategic partners, will react to the unfolding events. If any of those entities react negatively to the events or perceptions generated from those events, whether accurate or not, then we may be significantly and negatively impacted, and our ability to execute on our plans may be substantially impaired.

     Although no assurances can be given, management believes that we have the ability to continue as a going concern unless WorldCom's bankruptcy filing impacts any necessary future borrowings to fund our business operations. The preparation of the Digex business plan for 2003 is currently underway and is expected to be submitted to the WorldCom and Digex's boards of directors for approval, as described in the accompanying consolidated financial statements. Nonetheless, because of recent events surrounding WorldCom, and the lack of certainty that WorldCom will be able to continue to fund us, there is substantial doubt about our ability to continue as a going concern over the next twelve months, unless the above referenced events stabilize. A substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. The accompanying financial statements do not reflect any adjustments to the carry value of our net assets or the amount and classification of our liabilities in the event we are not able to continue as a going concern.

     WorldCom has expressed its intention to fund our operations and cash flow requirements through March 31, 2003. We are seeking reaffirmation from WorldCom regarding this funding. There can be no assurance that WorldCom will provide such funding to us.

     We encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in WorldCom's Form 10-K for the year ended December 31, 2001, as well as its subsequent periodic filings with the SEC, since our ability to succeed is dependent on WorldCom.

Recent Accounting Pronouncements

   Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based upon estimated fair value. We adopted the provisions of SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. Depreciation and amortization expense excluding the amortization of goodwill and acquired workforce in the second quarter of 2001 was $31.9 million. The net book value of goodwill and acquired workforce at June 30, 2002 was approximately $11.9 million.

     We completed our fair value assessment of goodwill as of January 1, 2002 and determined that goodwill was not impaired. However, given the decrease in our market capitalization since January 1, 2002 and the uncertainty created by WorldCom's recent announcements of its intention to restate its financial statements, as described above, we reassessed the recoverability of our goodwill as of June 30, 2002 pursuant to SFAS No. 142. Pursuant to an independent appraisal, we determined that goodwill was not impaired as of June 30, 2002. We have elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified.

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

     Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. The amount of impairment may be measured using discounted cash flows or other means of determining fair value.

     The events surrounding WorldCom, as described above, resulted in management revising our estimates of future financial projections. We have also performed an undiscounted cash flow analysis related to our long-lived assets. The result of that analysis indicates that an impairment to the carrying value of our fixed assets and other intangible assets may exist as of June 30, 2002. Based upon an independent appraisal, we have adjusted our long-lived assets down to fair value. An impairment loss related to our property and equipment of $55.4 million and identifiable intangible assets of $1.6 million has been included in the results of operations for the three months and six months ended June 30, 2002. Should we fail to meet our operating budget during the balance of 2002, management's estimates of future cash flows may be further adjusted downward. Such downward adjustments could trigger a further impairment of our long-lived assets.

   Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB has issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No changes.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    On August 1, 2002, the law firm of Richards Layton & Finger ("Richards Layton") requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 apiece to Richards Layton and a second law firm, Cahill Gordon & Reindel ("Cahill Gordon"), in connection with their representation of the Special Committee of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the "Shareholder Action"). The requested order would modify the court's order of July 29, 2002 (the "Order"), which requires WorldCom to pay approximately $1.9 million to reimburse certain expenses approved by the Special Committee pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevents immediate enforcement of the Order against WorldCom, Richards Layton has sought the requested modification to obtain payment directly from Digex. Digex opposes Richards Layton's request on the grounds that (i) the court has not conclusively decided whether Digex is independently liable for the fees approved by the Special Committee in the absence of reimbursement by WorldCom and (ii) the proceedings relating to enforcement of WorldCom's settlement obligations do not present the appropriate context or forum to resolve that issue. Counsel for the plaintiffs in the Shareholder Action also opposes the request. The court currently has the matter under advisement.

    It cannot be determined at this time when the court will rule on Richards Layton's request or what its ruling will be. Because the pendency of the WorldCom bankruptcy makes it unlikely that WorldCom will be able to honor its obligation to pay the $1.0 million in fees, an order that requires Digex to pay that $1.0 million directly would impose a significant additional cash burden on Digex. In order to meet that burden, Digex would be required to seek additional borrowings from WorldCom under its debtor-in-possession financing of Digex. There is no assurance that debtor-in-possession financing will continue to be available from WorldCom to fund any payments that Digex might be ordered to make to the law firms.

Item 2.  Changes in Securities and Use of Proceeds

   Recent Sales of Unregistered Securities

     None.

   Use of Proceeds from a Sale of Registered Securities

     None.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     Matters submitted to a vote at the Annual Meeting of Stockholders held on June 13, 2002 and the results of such meeting are as follows:

                                                           Votes          Votes          Votes          Votes
                                                            For          Against       Withheld       Abstained
                                                           -----        ---------      --------       ---------

     1. Election of directors to serve until the 2003 Annual Meeting of Stockholders.

          Ronald R. Beaumont ...........................  413,988,038      ----          1,716,415       ----
          Gregory J. Clark .............................  415,324,112      ----            380,341       ----
          K. William Grothe, Jr. .......................  414,323,826      ----          1,380,627       ----
          Edith E. Holiday .............................  415,324,912      ----            379,541       ----
          Bert C. Roberts, Jr. .........................  415,320,062      ----            384,391       ----
          Mark K. Shull ................................  414,956,184      ----            748,269       ----
          Scott D. Sullivan ............................  414,321,376      ----          1,383,077       ----
          Lawrence C. Tucker ...........................  415,269,812      ----            434,641       ----


     A majority of the votes present, in person or by proxy, and entitled to vote at the meeting, were cast in favor of the proposal.

     On July 15, 2002, Digex received resignation letters from the following members of the Digex Board and Audit Committee: Lawrence C. Tucker, Gregory J. Clark, and Edith E. Holiday. Digex's majority stockholder removed Scott Sullivan from the Digex Board in early July 2002. It also removed Mark Shull from the Digex Board in June 2002. Digex has commenced a search to fill the open seats.

Item 5. Other Information

    On July 17, 2002, we announced that we received correspondence from The Nasdaq Stock Market, Inc. indicating that the price of our common stock has closed below the minimum USD$1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5), and therefore in accordance with Marketplace Rule 4450(e)(2), we will have until September 5, 2002 to regain compliance.

    According to the Nasdaq rule, compliance will entail the bid price of our common stock to close at USD$1.00 per share or more for a minimum of ten consecutive trading days before September 5, 2002. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require that the closing bid price equals USD$1.00 per share or more for more than ten consecutive trading days before determining that we comply.

    We currently expect to apply for transfer to The Nasdaq SmallCap Market. To transfer, we must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period for the minimum USD$1.00 bid price requirement. If the transfer application is approved, we will be afforded the 180-calendar day SmallCap Market grace period, or until December 4, 2002, to demonstrate compliance. We may also be eligible for an additional 180 calendar day grace period provided that we meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A). If Nasdaq determines that we do not qualify for an extension under Marketplace Rule 4310(c)(2)(A), we will be provided with written notification that our securities will be delisted. At that time, we may appeal the Staff Determination to delist our securities to a Nasdaq Listing Qualification Panel.

    On or about July 18, 2002, we received notification from the Nasdaq indicating that we no longer complied with Nasdaq's independent director and audit committee requirements under Nasdaq Marketplace Rule 4350(c) and 4350(d)(2). Based on a further review and materials submitted on July 31, 2002, the Nasdaq has determined to grant us an extension to regain compliance with the rules. We expect to submit to the Nasdaq documentation, including biographies of any proposed directors, evidencing compliance with the rules on or before September 12, 2002. In the event we do not satisfy the terms, the Nasdaq Staff will provide us with written notice that our common stock will be delisted. At that time, we may appeal the Staff Determination to delist our securities to a Nasdaq Listing Qualification Panel.

    On August 9, 2002, we received notification from the Nasdaq indicating that our common stock has not maintained a minimum market value of publicly held shares of $5,000,000 for the last 30 consecutive trading days as required for continued inclusion by Marketplace Rule 4450(a)(2), and therefore in accordance with Marketplace Rule 4450(e)(1), we will have until November 7, 2002 to regain compliance. If, at anytime before November 7, 2002, the market value of our publicly held shares is $5,000,000 or greater for a minimum of ten consecutive trading days, the Nasdaq Staff will provide written notification that we comply with the rule. In the event we do not satisfy the terms, the Nasdaq Staff will provide us with written notice that our common stock will be delisted. At that time, we may appeal the Staff Determination to delist our securities to a Nasdaq Listing Qualification Panel.

     Alternatively, we may apply to transfer our common stock to The Nasdaq SmallCap Market. To transfer, we must satisfy the continued inclusion requirements for the SmallCap Market and submit the transfer application and applicable listing fees by November 7, 2002. At this time, the initiation of the delisting proceedings will be stayed pending the Nasdaq Staff's review of the application. If the Nasdaq Staff does not approve our transfer application, we will be provided with written notification that our securities will be delisted.


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

    (b) Reports on Form 8-K

    The following reports on Form 8-K of Digex were filed during the second quarter of 2002:

    Digex filed a Current Report on Form 8-K, dated April 24, 2002, reporting under Item 5 the issuance of a press release discussing Digex's first quarter 2002 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

    Digex filed a Current Report on Form 8-K, dated May 15, 2002, reporting under Item 4 regarding a change in certifying accountant. Digex also reported under Item 7 the filing of a letter addressed to the SEC stating whether Arthur Andersen LLP agrees with certain statements made in the Form 8-K as an exhibit.

    Digex filed a Current Report on Form 8-K, dated June 10, 2002, reporting under Item 4 regarding the appointment of its certifying accountant to Ernst & Young LLP.

    Digex filed a Current Report on Form 8-K, dated June 21, 2002, reporting under Item 5 regarding changes in senior management. Digex also reported under
Item 7 the filing of the press releases as exhibits to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIGEX, INCORPORATED
                                                    (Registrant)


                                                /s/ T. SCOTT ZIMMERMAN
                                                --------------------------
                                                     T. Scott Zimmerman
                                                     Chief Financial Officer

Dated:  August 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the accompanying Quarterly Report of Digex, Incorporated (the "Company") on Form 10-Q for the quarter ended June 30, 2002 (the "Report"), I, George Kerns, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                         /s/ GEORGE L. KERNS
                                         ---------------------
                                         Name:  George Kerns
                                         Date:  August 14, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the accompanying Quarterly Report of Digex, Incorporated (the "Company") on Form 10-Q for the quarter ended June 30, 2002 (the "Report"), I, T. Scott Zimmerman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                               /s/ T. SCOTT ZIMMERMAN
                                               --------------------------
                                               Name:  T. Scott Zimmerman
                                               Date:  August 14, 2002