Form 10-Q
period 2002-09-30
DIGEX INC/DE
filed 2002-11-14
CIK 1085098

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   Form 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the Quarter Ended September 30, 2002

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

   As of October 31, 2002, there were 25,519,461 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

                               DIGEX, INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                           No.
                                                                                                          -----
                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited):

              Consolidated Statements of Operations--
                  Three and nine months ended September 30, 2002 and 2001 ..............................    3
              Consolidated Balance Sheets--
                  September 30, 2002 and December 31, 2001 .............................................    4
              Consolidated Statements of Cash Flows--
                  Nine months ended September 30, 2002 and 2001 ........................................    5
              Notes to Consolidated Financial Statements ...............................................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..................................................................   19

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk ...............................   38

ITEM 4.       Controls and Procedures ..................................................................   38

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings ........................................................................   39

ITEM 2.       Changes in Securities and Use of Proceeds ................................................   39

ITEM 3.       Defaults Upon Senior Securities ..........................................................   39

ITEM 4.       Submission of Matters to a Vote of Security Holders ......................................   39

ITEM 5.       Other Information ........................................................................   39

ITEM 6.       Exhibits and Reports on Form 8-K .........................................................   40

              Signatures ...............................................................................   42

              Certifications ...........................................................................   43

                          PART 1: FINANCIAL INFORMATION

Item 1.   Financial Statements

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Unaudited (Amounts in thousands, except share and per share data)

                                                                      Three Months Ended                    Nine Months Ended
                                                                          September 30,                        September 30,
                                                                 ------------------------------      ------------------------------
                                                                     2002              2001              2002              2001
                                                                 ------------      ------------      ------------      ------------
Revenue:
     Revenue ...............................................     $     30,721      $     43,130      $    104,068      $    144,869
     Revenue from WorldCom .................................           12,431             9,194            39,534            14,298
                                                                 ------------      ------------      ------------      ------------
Total revenue ..............................................           43,152            52,324           143,602           159,167

Costs and expenses:
     Cost of operations ....................................            2,988             2,710            10,716            12,241
     Cost of services ......................................           19,465            28,792            67,543            79,792
     Selling, general and administrative ...................           15,459            31,048            64,330            97,335
     Provision for doubtful accounts .......................              740             4,916             2,745            12,415
     Provision for doubtful accounts for WorldCom ..........               --                --            18,578                --
     Deferred compensation .................................            2,610               683             3,603             2,489
     Impairment loss .......................................               --                --            56,990                --
     Depreciation and amortization .........................           36,899            34,139           119,206            96,029
                                                                 ------------      ------------      ------------      ------------
Total costs and expenses ...................................           78,161           102,288           343,711           300,301
                                                                 ------------      ------------      ------------      ------------
Loss from operations .......................................          (35,009)          (49,964)         (200,109)         (141,134)
Other income (expense):
     Interest expense ......................................           (2,279)           (1,670)           (6,414)           (3,115)
     Interest income and other .............................              138               457               434             1,530
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................          (37,150)          (51,177)         (206,089)         (142,719)
Accretion of preferred stock discount ......................             (504)           (1,006)           (2,013)           (3,019)
                                                                 ------------      ------------      ------------      ------------
Net loss available to common stockholders ..................     $    (37,654)     $    (52,183)     $   (208,102)     $   (145,738)
                                                                 ============      ============      ============      ============
Net loss per common share--
     basic and diluted .....................................     $      (0.58)     $      (0.81)     $      (3.22)     $      (2.28)
                                                                 ============      ============      ============      ============
Shares used in computing basic and diluted net
     loss per share ........................................       64,869,461        64,138,466        64,628,474        64,055,814
                                                                 ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                                                                                                       September 30,    December 31,
                                                                                                            2002            2001
                                                                                                       -------------    ------------
                                                                                                        (Unaudited)
                                           ASSETS
Current assets:
     Cash and cash equivalents ...................................................................       $  16,049       $  12,096
     Restricted investments ......................................................................           3,136           3,197
     Accounts receivable, net of allowance of  $3,571 in 2002 and $4,806 in 2001 .................          13,616          25,159
     Due from WorldCom, net of allowance of  $18,578 in 2002 and $0 in 2001 ......................              --          15,179
     Deferred costs ..............................................................................           5,928           7,302
     Prepaid expenses and other current assets ...................................................           6,313           7,579
                                                                                                         ---------       ---------
            Total current assets .................................................................          45,042          70,512

Property and equipment, net ......................................................................         187,716         327,701
Goodwill, net ....................................................................................          11,880          11,880
Intangible assets, net ...........................................................................           4,631           7,351
Notes receivable from employees, net .............................................................           6,036           6,825
Other assets .....................................................................................           2,832           3,089
                                                                                                         ---------       ---------
            Total assets .........................................................................       $ 258,137       $ 427,358
                                                                                                         =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses .......................................................       $  38,003       $  43,491
     Due to WorldCom .............................................................................           5,115           4,475
     Current portion of deferred liabilities .....................................................           6,124           7,572
     Current portion of note payable .............................................................             208              56
     Current portion of notes payable to Intermedia ..............................................          19,163              --
     Current portion of capital lease obligations ................................................           5,921           5,675
                                                                                                         ---------       ---------
            Total current liabilities ............................................................          74,534          61,269
Deferred liabilities .............................................................................           3,779           4,257
Notes payable ....................................................................................           3,314           3,208
Notes payable to Intermedia ......................................................................         108,037          90,000
Capital lease obligations ........................................................................          25,735          29,477
                                                                                                         ---------       ---------
            Total liabilities ....................................................................         215,399         188,211
                                                                                                         ---------       ---------
Commitments and contingencies

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized;
     100,000 shares designated as Series A Convertible; 50,000 and
     100,000 Series A Convertible shares issued and outstanding in 2002 and 2001,
     respectively (aggregate liquidation preference of $50,000)..................................           45,244          81,503

Stockholders' equity (deficit):
     Class A common stock, $.01 par value; 100,000,000 shares authorized; 25,519,461
       and 24,788,466 shares issued and outstanding in 2002 and 2001, respectively .............               255             248
     Class B common stock, $.01 par value; 50,000,000 shares authorized; 39,350,000
       shares issued and outstanding in 2002 and 2001 ..........................................               394             394
     Additional capital ..........................................................................         587,623         545,020
     Accumulated deficit .........................................................................        (590,417)       (384,328)
     Deferred compensation .......................................................................              --          (3,448)
     Accumulated other comprehensive loss ........................................................            (361)           (242)
                                                                                                         ---------       ---------
            Total stockholders' equity (deficit) .................................................          (2,506)        157,644
                                                                                                         ---------       ---------
            Total liabilities and stockholders' equity (deficit) .................................       $ 258,137       $ 427,358
                                                                                                         =========       =========

          See accompanying notes to consolidated financial statements.

                               DIGEX, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Unaudited (Amounts in thousands)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             --------------------------
                                                                                2002            2001
                                                                             -----------    -----------
Operating activities:
   Net loss ...............................................................  $ (206,089)    $ (142,719)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization ........................................     119,206         96,029
     Impairment loss ......................................................      56,990             --
     Provision for doubtful accounts ......................................       2,745         12,415
     Provision for doubtful accounts for WorldCom .........................      18,578             --
     Amortization of deferred compensation ................................       3,603          2,489
     Accretion of interest on note payable and capital lease
       obligations ........................................................         150             84
   Changes in operating assets and liabilities:
     Accounts receivable ..................................................       8,798         (4,459)
     Due from WorldCom, net ...............................................      (2,759)        (7,486)
     Deferred costs .......................................................       1,374            949
     Prepaid expenses and other current assets ............................       1,266            953
     Notes receivable from employees ......................................         789             --
     Other assets .........................................................         257          1,362
     Accounts payable and accrued expenses ................................      (6,225)         6,897
     Deferred liabilities .................................................      (1,926)        (1,265)
                                                                             -----------    -----------
   Net cash used in operating activities ..................................      (3,243)       (34,751)

Investing activities:
   Purchases of property and equipment ....................................     (25,620)       (83,121)
   Purchase of restricted investments .....................................         (61)        (1,178)
   Proceeds from restricted investments ...................................         122             --
   Proceeds from sale of property and equipment ...........................         346            233
                                                                             -----------    -----------
   Net cash used in investing activities ..................................     (25,213)       (84,066)

Financing activities:
   Proceeds from issuances of notes payable ...............................      37,350         43,300
   Proceeds from exercises of common stock options ........................          --          2,084
   Principal payment on long-term note payable and capital lease
     obligations ..........................................................      (4,822)        (3,333)
                                                                             -----------    -----------
   Net cash provided by financing activities ..............................      32,528         42,051

Effect of exchange rate on cash and cash equivalents ......................        (119)          (146)
                                                                             -----------    -----------
Net decrease in cash and cash equivalents .................................       3,953        (76,912)
Cash and cash equivalents at beginning of period ..........................      12,096         83,434
                                                                             -----------    -----------
Cash and cash equivalents at end of period ................................  $   16,049     $    6,522
                                                                             ===========    ===========

Supplemental disclosures of cash flow information:
   Assets acquired through capital leases .................................  $    1,273     $   11,041
   Assets purchased with equipment credits granted in connection with
      the issuance of preferred stock .....................................       6,195          4,478
   Interest paid ..........................................................       6,687          2,420

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

     The accompanying unaudited consolidated financial statements include the accounts of Digex and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. For example, specific line items related to WorldCom, such as the provision for doubtful accounts, accounts receivable and accounts payable, have been presented.

     The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc., with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the "Intermedia - WorldCom Merger"). As a result of the Intermedia - WorldCom Merger, WorldCom now owns approximately 90.0% of the voting securities of Intermedia, which includes all of its capital stock other than the 13-1/2% series B preferred stock. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia, which continues to own approximately 60.7% of Digex's equity interests and controls 93.9% of Digex's voting interests, calculated based on total common stock outstanding, as of September 30, 2002.

     In connection with the Intermedia - WorldCom Merger and the settlement of related litigation, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, may borrow to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 7 "Related Party Agreements."

     Refer also to Note 2 "Recent Events related to WorldCom and Digex."

                              DIGEX, INCORPORATED

                                  (Unaudited)


2.  Recent Events related to WorldCom and Digex

     There have been a number of internal and external events which have impacted Digex in the last two quarters. Some of the significant events include:

        . On June 21, the Board named George L. Kerns as President and Chief
          Executive Officer (CEO) of Digex.

        . On June 24, T. Scott Zimmerman was named Digex Chief Financial
          Officer (CFO), after having served as interim CFO for approximately 6 months and as controller since 1999.

        . On June 25, WorldCom announced that it would have to restate certain financial statements from 2001 and the first quarter of 2002 to reflect as operating expenditures approximately $3.9 billion of expenses previously accounted for as capital expenditures.

        . On June 27, Digex announced a reduction of 86 positions, or approximately 7.0% of its overall workforce.

        . On July 12, the three non-WorldCom members of the Digex board of directors resigned.

        . On July 21, WorldCom and many of its domestic affiliates, but not including Digex, filed a petition for reorganization in the federal bankruptcy court in New York.

        . On July 22, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in Digex of up to $10.0 million per month.

        . On August 6, Digex announced a reduction of approximately 200 positions, or about 20.0% of its overall workforce.

        . On August 8, WorldCom announced that it would have further multi-billion dollar restatements of its financial statements for prior years.

        . On September 10, WorldCom announced that its board of directors agreed to a request from John Sidgmore to begin a search for a new CEO.

        . On September 12, George L. Kerns and three independent directors--Howard Frank, Max D. Hopper, and Paul G. Kozlowski--were appointed to the Digex board of directors.

        . On September 19, WorldCom announced that it is preparing a further revision of its financial results that could add an additional $2.0 billion to the existing $7.0 billion in restatements previously disclosed in June and August.

        . On September 25, three senior WorldCom employees - Vinton Cerf,
          Wayne Huyard and Jon McGuire-- were appointed to the Digex board.

        . On October 10, Digex announced that Bert Roberts and Ronald Beaumont resigned from the Digex board. Board member K. William Grothe, Jr. has been appointed chairman.

        . On October 15, the bankruptcy court approved up to $1.1 billion in debtor-in-possession (DIP) financing for WorldCom while it reorganizes under Chapter 11.

        . On October 22, WorldCom filed a motion to seek an extension of its sole right to file a reorganization plan through April 17, 2003. If the motion is approved and if WorldCom files a plan by that date, other entities would be further excluded from filing plans for WorldCom through June 16, 2003 while it solicits plan votes.

        . On November 11, Digex announced that its Board of Directors has formed a Special Committee to explore strategic alternatives, including a possible sale of the Company.

                              DIGEX, INCORPORATED

                                  (Unaudited)


     Throughout these events, Digex has been focusing on three top priorities--achieving financial independence by becoming self-sustaining from an operating and capital expenditures perspective, renewing its focus on its customers, and expanding the Digex value proposition for current and prospective customers. The workforce reductions of June and August were part of Digex's efforts to bring expenses into line with revenues in the present economic environment. At the same time, Digex is taking steps to minimize the amount of capital required to deliver customer solutions by implementing customer furnished equipment offerings and maximizing the usage of existing equipment inventory along with third party leasing options. Digex remains committed to retaining its market position and providing quality hosting solutions and services, and believes that the plan provides Digex with the best opportunity to succeed in the marketplace.

     From WorldCom's bankruptcy filing on July 21, 2002 through November 8, 2002, it has loaned $10.9 million to Digex, through Intermedia. These loans were necessary, in part, to offset the amounts due from WorldCom to Digex prior to WorldCom's bankruptcy filing that remain unpaid as of September 30, 2002. Although WorldCom has permission under its interim credit agreement to loan Digex up to $10.0 million per month, there can be no assurance that WorldCom will continue making loans to Digex. WorldCom has indicated that it has not drawn on its interim credit agreement as of November 5, 2002.

     Digex currently projects continued net losses. Digex is currently dependent on WorldCom to fund its operating cash flow deficits and capital expenditures. Actual funding from January 1, 2002 through September 30, 2002 was $37.2 million, substantially less than forecasted under the original Digex 2002 business plan. The ultimate amount of borrowings can be affected by WorldCom's bankruptcy, changes in the economy, and Digex's ability to execute its business plan, among other factors. Further, as of September 30, 2002, approximately $56.8 million in notes payable and capital lease obligations come due during 2003. Digex currently believes that some or all of these obligations will need to be restructured and is pursuing the restructuring of some or all of these obligations. There can be no assurance that these obligations will be restructured or that WorldCom will provide Digex with any additional funding. Digex believes that funding from any source other than WorldCom on appropriate or commercially acceptable terms will be difficult to secure.

     The continuing impact of the above events on Digex remains unclear. Digex cannot predict what will happen at WorldCom, nor can it predict the effect that events at WorldCom will have on Digex. Further, it cannot predict how its customers, vendors, employees and strategic partners will react to the unfolding events. Digex believes that some of these entities have reacted negatively to the events or perceptions generated from these events and Digex has been and may continue to be negatively impacted. As a result, Digex's ability to execute its plans may be substantially impaired. Over the past few quarters, Digex has realized a decline in revenue. However, Digex has also reduced expenses and is establishing customer programs for customer furnished equipment and third party leasing options to continue to reduce the capital required to operate its business.

     Although no assurances can be given, management believes that Digex has the ability to continue as a going concern unless WorldCom's bankruptcy filing negatively impacts any future borrowings necessary to fund Digex's business operations. The preparation of the Digex business plan for 2003 is currently in progress and is expected to be submitted for approval to the WorldCom and Digex boards of directors

                              DIGEX, INCORPORATED

                                  (Unaudited)


on or before December 1, 2002, as described in Note 7 "Related Party Agreements." Nonetheless, because of recent events surrounding WorldCom and the lack of certainty that WorldCom will be able to continue to fund Digex, there is substantial doubt about Digex's ability to continue as a going concern over the next twelve months. A substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. The accompanying unaudited financial statements do not reflect any adjustments to the carrying value of Digex's net assets or the amount and classification of its liabilities in the event Digex is not able to continue as a going concern.

3.  Recent Accounting Pronouncements

   Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least once a year based upon estimated fair value. Digex adopted the provisions of SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. Depreciation and amortization expense, excluding the amortization of goodwill and acquired workforce, in the third quarter of 2001 was $33.6 million. The net book value of goodwill and acquired workforce at September 30, 2002 was approximately $11.9 million.

                               DIGEX, INCORPORATED

                                   (Unaudited)

     The following table reconciles reported net loss available to common stockholders and loss per share to adjusted net loss available to common stockholders and loss per share, excluding the goodwill and acquired workforce amortization previously recognized (in thousands):

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                    -----------------------------   -------------------------------
                                                         2002             2001          2002              2001
                                                    ------------    -------------   ------------    ---------------
Net loss available to common stockholders,
  as reported ...................................      $ (37,654)       $ (52,183)    $ (208,102)        $ (145,738)
Add:  Goodwill and acquired workforce
  amortization ..................................             --              540             --              1,620
                                                    ------------    -------------   ------------    ---------------
Adjusted net loss ...............................      $ (37,654)       $ (51,643)    $ (208,102)        $ (144,118)
                                                    ============    =============   ============    ===============

Loss per common share--basic and diluted:
Net loss available to common stockholders,
  as reported ...................................      $   (0.58)       $   (0.81)    $    (3.22)        $    (2.28)
Add:  Goodwill and acquired workforce
  amortization ..................................             --             0.01             --               0.03
                                                    ------------    -------------   ------------    ---------------
Adjusted net loss ...............................      $   (0.58)       $   (0.80)    $    (3.22)        $    (2.25)
                                                    ============    =============   ============    ===============

     Digex completed its fair value assessment of goodwill as of January 1, 2002 and determined that goodwill was not impaired. However, given the decrease in Digex's market capitalization since January 1, 2002 and the uncertainty created by WorldCom's recent announcements of its intention to restate its financial statements, as described above, management reassessed the recoverability of its goodwill as of June 30, 2002 pursuant to SFAS No. 142. Pursuant to an independent appraisal, Digex determined that goodwill was not impaired as of June 30, 2002. Digex has elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified. Digex determined that there were no events or changes in circumstances which would have affected the fair value of its goodwill as of July 1st, its annual assessment date, relative to its valuation performed as of June 30, 2002.

  Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which supercedes both No. 121, Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Digex has adopted the provisions of SFAS No. 144 on January 1, 2002.

                              DIGEX, INCORPORATED

                                  (Unaudited)

     Under SFAS No. 144, Digex reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. The amount of impairment may be measured using discounted cash flows or other means of determining fair value.

     The events surrounding WorldCom, as described above, caused management to revise its estimates of future financial projections. Digex also performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that an impairment to the carrying value of its fixed assets and other intangible assets may have existed as of June 30, 2002. Based upon an independent appraisal, Digex adjusted its long-lived assets down to fair value by recording an impairment loss related to its property and equipment of $55.4 million and identifiable intangible assets of $1.6 million for the three months ended June 30, 2002. Should Digex fail to meet its operating budget during the balance of 2002, management's estimates of future cash flows may be further adjusted downward. Such downward adjustments could trigger a further impairment of Digex's long-lived assets.

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

                              DIGEX, INCORPORATED

                                  (Unaudited)

4.   Comprehensive Loss

     The following table reflects the calculation of comprehensive loss (in thousands):

                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                    -----------------------------   -------------------------------
                                                         2002            2001            2002             2001
                                                    ------------    -------------   ------------    ---------------
Net loss available to common stockholders .......      $ (37,654)       $ (52,183)    $ (208,102)        $ (145,738)
Other comprehensive loss:
  Foreign currency translation adjustments ......           (240)              60           (119)              (146)
                                                    ------------    -------------   ------------    ---------------
Comprehensive loss available to common
  stockholders ..................................      $ (37,894)       $ (52,123)    $ (208,221)        $ (145,884)
                                                    ============    =============   ============    ===============

5.   Commitments and Contingencies

     In 2001, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of September 30, 2002 and December 31, 2001, Digex had acquired $12.2 million and $11.0 million of computer equipment and maintenance services under these leasing and financing arrangements, respectively.

     In July 2002, Digex received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program initiative. Repayment of principal will be deferred each year through December 31, 2005 if Digex maintains at least 1,290 permanent, full time employees at any of its Maryland facilities during the three year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon the achievement of certain requirements by Digex. In accordance with the grant agreement, Digex will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever Digex defaults in performance or fails to cure such a default within a ten day period after receipt of default notification. If Digex does not hire and retain at least 796 employees at its Maryland facilities at December 31, 2002, the full amount of the loan will be payable immediately. Currently, Digex does not expect to be in compliance for deferring full repayment of the loan at December 31, 2002 based on its projected business plan. As a result, the $150,000 loan has been recorded as a short-term note payable as of September 30, 2002.

     Digex is also indebted to Intermedia as discussed in Note 7 "Related Party Agreements."

                               DIGEX, INCORPORATED

                                  (Unaudited)

6.   Restructuring Charges

     In June 2002, Digex terminated the employment of 86 employees, or approximately 7.0% of its overall workforce, in an effort to streamline expenses. In connection with the reduction in its employee base, Digex also vacated certain excess office space. Digex recognized a liability of $1.4 million for severance benefits, estimated amount of future rent payments for permanently vacated properties, and estimated amount of lease termination fees as of June 30, 2002.

     In August 2002 and September 2002, Digex completed a reduction of approximately 200 positions, or about 20% of its overall workforce in the United States and around the world. These efforts are part of an overall plan for Digex to become financially self-sustaining, and to align and focus resources on servicing its customer base by eliminating certain positions primarily in its non-service delivery organizations. During the three months ended September 30, 2002, Digex recorded a restructuring charge of $2.4 million in its results of operations, of which $2.3 million was related to severance benefits for employees terminated as of September 30, 2002. Other exit costs were primarily related to early terminated real property leases and legal costs. No formal plans have been adopted by management for any additional restructuring activities.

                                        Reserve at                            Reserve at
                                       December 31,                  Cash    September 30,
                                           2001         Accrual      Paid         2002
                                      -------------   ----------  ---------- -------------
     Severance benefits ............             --   $    3,175  $  (2,285)     $     890
     Other exit costs ..............             --          590       (322)           268
                                      -------------   ----------  ---------- -------------
     Total restructuring charges ...             --   $    3,765  $  (2,607)     $   1,158
                                      =============   ==========  ========== =============

7.   Related Party Agreements

     WorldCom

     In connection with the Intermedia - WorldCom Merger and the settlement of related litigation, Digex and certain subsidiaries of WorldCom entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. The four agreements are also subject to termination by either party upon insolvency of the other. WorldCom has not notified Digex of any intentions to modify or terminate any of the agreements. There can be no assurance that changes to the commercial agreements

                               DIGEX, INCORPORATED

                                  (Unaudited)

will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom's bankruptcy filing progresses. The principal terms of the agreements are as follows:

     Sales Channel Agreement. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. WorldCom has agreed to purchase up to a total of $500.0 million of managed Web hosting services during the period from 2001 through 2003 if Digex satisfies certain service level and data center capacity commitments. WorldCom purchased $50.0 million of managed hosting services in 2001 and has agreed to purchase $192.0 million in 2002. WorldCom has agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom also agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, since 2001, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom customers under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

     Total revenue from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the sales channel agreement.

                               DIGEX, INCORPORATED

                                  (Unaudited)

     For the three and nine months ended September 30, Digex recognized revenue from WorldCom, under the sales channel agreement, of $12.4 million and $39.5 million in 2002, respectively, and $9.2 million and $14.3 million in 2001, respectively. All revenue recognized under the sales channel agreement in 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Since July 1, 2002, Digex has recognized revenue from WorldCom only upon collection due to the bankruptcy of WorldCom. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of September 30, 2002. All receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002, are fully reserved. Revenue from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

     Funding Agreement. Refer to "Borrowings from Related Parties" below.

     Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built in several WorldCom data centers in the United States and around the world. Digex has leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $0.8 million and $2.3 million for the three and nine months ended September 30, 2002, respectively, and $1.0 million for the three and nine months ended September 30, 2001.

     Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $0.6 million and $2.3 million for the three and nine months ended September 30, 2002, respectively, and $1.4 million and $4.4 million for the three and nine months ended September 30, 2001, respectively.

     WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, such as facilities, telephone, software maintenance, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                                  Three months ended     Nine months ended
                                    September 30,          September 30,
                                 --------------------  ---------------------
                                   2002        2001       2002        2001
                                 ---------   --------  ---------   ---------
Other circuit related expense     $  1,136   $  2,679   $  4,438    $  5,069
Telephone expense                    1,078        693      2,846       2,018
Rent expense                           161         --        544          --
Network maintenance expense            525         --      1,575          --
                                 ---------   --------  ---------   ---------
                                  $  2,900   $  3,372   $  9,403    $  7,087
                                 =========   ========  =========   =========

                               DIGEX, INCORPORATED

                                  (Unaudited)

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

Borrowings from Related Parties

     On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors approved the Digex business plans for 2001 and 2002. The preparation of the Digex business plan for 2003 is currently underway and is expected to be submitted to the WorldCom and Digex boards of directors for approval no later than December 1, 2002. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Given WorldCom's bankruptcy filing, there can be no assurance that WorldCom will honor its contractual commitments to Digex. See
Note 2 "Recent Events related to WorldCom and Digex."

     As of September 30, 2002 and December 31, 2001, Digex issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million and $65.0 million, respectively, to satisfy Digex's net cash requirements under its approved 2002 and 2001 business plans. Through September 30, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.96%). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.2 million and $3.0 million for the three and nine months ended September 30, 2002, respectively. Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $0.2 million for each of the three and nine months ended September 30, 2001. Digex has made and continues to make the monthly interest payments to Intermedia. Repayment of principal is due on December 31, 2002, but may be extended to December 31, 2006 upon the election of Digex by written notice. Management intends to make this election by December 13, 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal through December 31, 2006. As a result, all payments after the election due in periods after September 30, 2003 have been classified as long-term. Any changes to its business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     On January 14, 2002, Digex entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Through September 30, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.20%). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3

                               DIGEX, INCORPORATED

                                  (Unaudited)

million and $0.9 million for the three and nine months ended September 30, 2002, respectively. Digex has made and continues to make the monthly interest payments to Intermedia.

Notes Receivable from Employees

     Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $6.0 million and $6.8 million as of September 30, 2002 and December 31, 2001, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not occurred and are not permitted.

     Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with Digex through and including November 1, 2003 or
(2) if prior to November 1, 2003 Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of September 30, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.1 million.

8.   Stockholders' Equity

     On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock. Prior to conversion into common stock on April 1, 2002, Microsoft's redeemable preferred stock was classified outside of stockholders' equity. Upon conversion into common stock, the then carrying amount of the redeemable preferred stock of approximately $44.5 million was recorded as a component of stockholders' equity. A component of the then carrying value of Microsoft's redeemable preferred stock was a discount that had been recorded upon the original issuance of the preferred stock. That discount was being accreted into net loss available to common stockholders through additional capital on the consolidated balance sheets. After the conversion, neither further accretion of the preferred stock discount will be recorded nor will the preferred stock be subject to future redemption or conversion.

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

                               DIGEX, INCORPORATED

                                   (Unaudited)

     In accordance with the Digex Long-Term Incentive Plan, all stock options granted to participants who were employed by Digex as of July 1, 2001, the consummation date of the Intermedia - WorldCom Merger, have become fully vested on July 1, 2002 through a provision for accelerated vesting upon a change of control of Digex. Accordingly, deferred compensation of $2.6 million as of June 30, 2002 for options granted with exercise prices at less than fair market value was expensed in the third quarter of 2002. The lowest exercise price of these options is $5.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in Digex's Form 10-K, as filed with the SEC on April 1, 2002.

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

Recent Events

     There have been a number of internal and external events which have impacted us in the last two quarters. Some of the significant events include:

     . On June 21, the Board named George L. Kerns as President and Chief Executive Officer (CEO) of Digex.
     .    On June 24, T. Scott Zimmerman was named Digex Chief Financial Officer
          (CFO), after having served as interim CFO for approximately 6 months and as controller since 1999.
     . On June 25, WorldCom announced that it would have to restate certain financial statements from 2001 and the first quarter of 2002 to reflect as operating expenditures approximately $3.9 billion of expenses previously accounted for as capital expenditures.
     . On June 27, we announced a reduction of 86 positions, or approximately 7.0% of our overall workforce.
     . On July 12, the three non-WorldCom members of our board of directors resigned.
     . On July 21, WorldCom and many of its domestic affiliates, but not including Digex, filed a petition for reorganization in the federal bankruptcy court in New York.
     . On July 22, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in Digex of up to $10.0 million per month.
     . On August 6, we announced a reduction of approximately 200 positions, or about 20.0% of our overall workforce.
     . On August 8, WorldCom announced that it would have further multi-billion dollar restatements of its financial statements for prior years.
     . On September 10, WorldCom announced that its board of directors agreed to a request from John Sidgmore to begin a search for a new CEO.
     . On September 12, George L. Kerns and three independent directors--Howard Frank, Max D. Hopper, and Paul G. Kozlowski--were appointed to our board of directors.
     . On September 19, WorldCom announced that it is preparing a further revision of its financial results that could add an additional $2.0 billion to the existing $7.0 billion in restatements previously disclosed in June and August.

     . On September 25, three senior WorldCom employees - Vinton Cerf, Wayne Huyard and Jon McGuire--were appointed to our board.
     . On October 10, we announced that Bert Roberts and Ronald Beaumont resigned from our board. Board member K. William Grothe, Jr. has been appointed chairman.
     . On October 15, the bankruptcy court approved up to $1.1 billion in debtor-in-possession (DIP) financing for WorldCom while it reorganizes under Chapter 11.
     . On October 22, WorldCom filed a motion to seek an extension of its sole right to file a reorganization plan through April 17, 2003. If the motion is approved and if WorldCom files a plan by that date, other entities would be further excluded from filing plans for WorldCom through June 16, 2003 while it solicits plan votes.
     . On November 11, we announced that our Board of Directors has formed a Special Committee to explore strategic alternatives, including a possible sale of the company.

     Throughout these events, we have been focusing on three top priorities--achieving financial independence by becoming self-sustaining from an operating and capital expenditures perspective, renewing our focus on our customers, and expanding our value proposition for current and prospective customers. The workforce reductions of June and August were part of our efforts to bring expenses into line with revenues in the present economic environment. At the same time, we are taking steps to minimize the amount of capital required to deliver customer solutions by implementing customer furnished equipment offerings and maximizing the usage of existing equipment inventory along with third party leasing options. We remain committed to retaining our market position and providing quality hosting solutions and services, and believe that the plan provides us with the best opportunity to succeed in the marketplace.

     From WorldCom's bankruptcy filing on July 21, 2002 through November 8, 2002, it has loaned $10.9 million to us, through Intermedia. These loans were necessary, in part, to offset the amounts due from WorldCom to Digex prior to WorldCom's bankruptcy filing that remain unpaid as of September 30, 2002. Although WorldCom has permission under its interim credit agreement to loan us up to $10.0 million per month, there can be no assurance that WorldCom will continue making loans to us. WorldCom has indicated that it has not drawn on its interim credit agreement as of November 5, 2002.

     We currently project continued net losses. We are currently dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Actual funding from January 1, 2002 through September 30, 2002 was $37.2 million, substantially less than forecasted under the original Digex 2002 business plan. The ultimate amount of borrowings can be affected by WorldCom's bankruptcy, changes in the economy, and our ability to execute our business plan, among other factors. Further, as of September 30, 2002, approximately $56.8 million in notes payable and capital lease obligations come due during 2003. We currently believe that some or all of these obligations will need to be restructured and we are pursuing the restructuring of some or all of these obligations. There can be no assurance that these obligations will be restructured or that WorldCom will provide us with any additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms will be difficult to secure.

     The continuing impact of the above events on us remains unclear. We cannot predict what will happen at WorldCom, nor can we predict the effect that events at WorldCom will have on us. Further, we cannot predict how our customers, vendors, employees and strategic partners will react to the unfolding events. We believe that some of these entities have reacted negatively to the events or perceptions generated from these events and we have been and may continue to be negatively impacted. As a result, our ability to execute our plans may be substantially impaired. Over the past few quarters, we have realized a decline in revenue. However, we have also reduced expenses and we are establishing customer programs for customer furnished equipment and third party leasing options to continue to reduce the capital required to operate our business.

     Although no assurances can be given, management believes that we have the ability to continue as a going concern unless WorldCom's bankruptcy filing negatively impacts any future borrowings necessary to fund our business operations. The preparation of the Digex business plan for 2003 is currently in progress and is expected to be submitted for approval to the WorldCom and Digex boards of directors on or before December 1, 2002, as described in Note 7 "Related Party Agreements" to the accompanying unaudited consolidated financial statements. Nonetheless, because of recent events surrounding WorldCom and the lack of certainty that WorldCom will be able to continue to fund us, there is substantial doubt about our ability to continue as a going concern over the next twelve months, unless we are successful in restructuring some or all of our existing debt obligations. A substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. The accompanying unaudited consolidated financial statements do not reflect any adjustments to the carrying value of our net assets or the amount and classification of our liabilities in the event we are not able to continue as a going concern.

Related Party Transactions

     WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement and subject to the bankruptcy proceedings, WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only. WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we currently anticipate that our only source to fund our working capital needs and capital expenditure requirements, above cash generated from operations, will be WorldCom.

     At September 30, 2002, we served approximately 650 customers, of which approximately 270 customers are WorldCom channel customers. We also managed 3,758 Windows- and UNIX-based servers in our data centers, which are positioned on the east and west coasts of the United States, and in Europe and Asia. Approximately 1,200 of our total managed servers were sold through the WorldCom sales channel agreement.

     Through the sales channel agreement, WorldCom resells our portfolio of managed hosting products. We also have access to WorldCom's sales force to enhance our global presence. WorldCom has agreed to purchase up to a total of $500.0 million of managed hosting services during the period from 2001 through 2003 if we satisfy certain service level and data center capacity commitments. WorldCom purchased $50.0 million of managed hosting services in 2001 and has agreed to purchase $192.0 million in 2002. WorldCom has agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom agreed to compensate us, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, since 2001, to the extent that we generate operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, we have agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

     Total revenue from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

     For the three and nine months ended September 30, we recognized revenue from WorldCom, under the sales channel agreement, of $12.4 million and $39.5 million in 2002, respectively, and $9.2 million and $14.3 million in 2001, respectively. All revenue recognized under the sales channel agreement in 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection due to the bankruptcy of WorldCom. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of September 30, 2002. All receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002, are fully reserved. Revenue from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

     Through our facilities agreement with WorldCom, we built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $0.8 million and $2.3 million for the three and nine months ended September 30, 2002, respectively, and $1.0 million for each of the three and nine months ended September 30, 2001.

     Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $0.6 million and $2.3 million for the three and nine months ended September 30, 2002, respectively, and $1.4 million and $4.4 million for the three and nine months ended September 30, 2001, respectively. Effective March 2002, WorldCom serves as our primary bandwidth provider for the U.K. We have secured secondary providers for the U.S. and U.K. in the third quarter of 2002.

     The agreements are subject to termination by either party upon insolvency of the other. WorldCom has not notified us of any intentions to modify or terminate any of the agreements. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom's bankruptcy filing progresses.

Critical Accounting Policies and Estimates

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, intangible assets, and redeemable preferred stock. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. We generate most of our revenue from monthly fees charged to customers under contracts having terms that typically range from one to three years. We also charge installation fees for new and existing customers upgrading service. In accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), we recognize installation revenue and related direct costs of performing the installation over a period that we estimate to be the longer of the estimated life of the customer relationship or the average life of all customer contracts. We continually analyze the average life of our customer relationships and contracts and have determined that a 24-month period is a reasonable estimate. Any revisions in the estimated contract period will be charged to income in the period in which the facts that give rise to the revision become known.

     The difference between the actual amount invoiced to WorldCom through the sales channel agreement and the minimum annual revenue commitment is recognized as revenue at the end of the measurement period, net of our share of operating income before depreciation and amortization in servicing WorldCom. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection due to the bankruptcy of WorldCom. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of September 30, 2002. All receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002, are fully reserved. Revenue from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

     We also recognize revenue from early termination fees upon collection from customers not fulfilling the contract terms. This includes certain configuration changes initiated by the customer or early terminations from the contract terms. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

     Allowance for Doubtful Accounts. We regularly assess the credit standing of our customers and the collectibility of receivables. We cease revenue recognition when collectibility is not probable. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers becomes uncertain or deteriorates, impairing their ability to make payments, additional allowances may be required. All receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002, are fully reserved. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection. Ultimately, our judgment regarding the realizability of WorldCom's receivables will be determined by WorldCom's bankruptcy proceedings.

     Impairment of Long-lived Assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. As discussed in Note 3 "Recent Accounting Pronouncements" to the accompanying unaudited consolidated financial statements, we recognized an impairment loss of $57.0 million, of which $55.4 million relates to property and equipment and $1.6 million relates to identifiable intangible assets, for the quarter ended June 30, 2002. If actual market conditions are less favorable than those projected by management, additional asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions to determine whether a future analysis of our long-lived assets is necessary.

     Redeemable Preferred Stock. We are accreting the preferred stock discount to the mandatory conversion date in January 2005. To date, management believes that a redemption event is not probable due to the covenants contained in Intermedia's indentures, which restrict redemption, and the requirement of legal availability of funds. These conditions currently prohibit the redemption of the securities. If these conditions change, our estimate of when the preferred stock becomes redeemable or will be converted may require an adjustment to the accretion amount. Management will continue to evaluate the conditions as necessary.

     Refer to "Business - Risk Factors" in our Form 10-K as filed with the SEC on April 1, 2002 for known trends or uncertainties that are reasonably likely to affect our financial condition or results of operations.

     Refer to Note 1 "Basis of Presentation" to the accompanying unaudited consolidated financial statements for further discussion of our significant accounting policies.

General

     Revenue. Our revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. We also charge installation fees for new and existing customers upgrading service. Installation revenue and related direct costs of performing the installation are recognized over the estimated contract period. We continually analyze the average life of our customer relationships and contracts and have determined that a 24-month period is a reasonable estimate. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Revenue earned from the sale of third party equipment is also included. We also only recognize revenues from early termination fees upon collection from customers not fulfilling the contract terms. This includes certain configuration changes initiated by the customer or early terminations from the contract terms. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

     Costs and Expenses. Costs and expenses include:

        .    cost of operations;
        .    cost of services;
        .    selling, general and administrative expenses;
        .    provision for doubtful accounts;
        .    deferred compensation; and
        .    depreciation and amortization expenses.

     Cost of operations consist primarily of the costs for our network connectivity and firewall services. We expect our network connectivity requirements to be directly related to the movement of our overall business. Expenses directly attributed to the sale of third party equipment are also included.

     Cost of services consist primarily of facilities administration expenses including rent, maintenance and utilities to support our data centers and salaries and related benefits for our technical operations. If our business grows, we expect our cost of services to marginally increase in dollar amount, but to decline as a percentage of revenue due to economies of scale and expected improvements in technology and productivity.

     Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, and other miscellaneous expenses. We expect selling, general and administrative expenses to decline as a percentage of revenue over time due to the growth of our business.

     Provision for doubtful accounts is maintained to reserve against trade account receivables that have been estimated to be uncollectible due to the inability of our customers to make the required payment.

     Deferred compensation expense relates to stock options that were granted by Digex to certain employees at exercise prices below market value. We expensed deferred compensation as of June 30, 2002 in the third quarter of 2002 as these options fully vested on July 1, 2002.

     Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our definite-lived intangible assets. We currently expect future decreases in depreciation charges related to our existing tangible and certain identifiable intangible assets base due to a write-down of our long-lived assets to fair market value as a result of SFAS No. 144 and as our existing assets become fully depreciated.

Results of Operations

     The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the three months ended September 30, 2002 and 2001, respectively.

                                                                   Three months ended
                                                                      September 30,
                                                      ---------------------------------------------
                                                               2002                   2001
                                                      ---------------------   ---------------------
Revenue:
   Revenue .........................................  $   30,721       71.2%  $   43,130       82.4%
   Revenue from WorldCom ...........................      12,431       28.8        9,194       17.6
                                                      ----------   --------   ----------   --------
Total revenue ......................................      43,152      100.0       52,324      100.0

Costs and expenses:
   Cost of operations ..............................       2,988        6.9        2,710        5.2
   Cost of services ................................      19,465       45.1       28,792       55.0
   Selling, general and administrative .............      15,459       35.8       31,048       59.3
   Provision for doubtful accounts .................         740        1.7        4,916        9.4
   Provision for doubtful accounts for WorldCom ....          --         --           --         --
   Deferred compensation ...........................       2,610        6.0          683        1.3
   Impairment loss .................................          --         --           --         --
   Depreciation and amortization ...................      36,899       85.6       34,139       65.3
 ...................................................  ----------   --------   ----------   --------
Total costs and expenses ...........................      78,161      181.1      102,288      195.5
                                                      ----------   --------   ----------   --------
Loss from operations ...............................     (35,009)     (81.1)     (49,964)     (95.5)
Other income (expense):
    Interest expense ...............................      (2,279)      (5.3)      (1,670)      (3.2)
    Interest income and other ......................         138        0.3          457        0.9
                                                      ----------   --------   ----------   --------
Net loss ...........................................  $  (37,150)     (86.1%) $  (51,177)     (97.8)%
                                                      ==========   ========   ==========   ========

Three months ended September 30, 2002 Compared to Three months ended September 30, 2001

   Revenue

     Total revenue decreased 17.5% to $43.2 million in the third quarter of 2002 compared to $52.3 million for the same period in 2001. Although our customer base increased 8.3% to approximately 650 at September 30, 2002 from approximately 600 at September 30, 2001, average annualized revenue per customer decreased 14.7% to approximately $272,000 from $319,000 for the same period in 2001. This is primarily due to our customers rightsizing their configurations, the deferred customer ramp up of services due to economic cost pressures, and the uncertainty surrounding WorldCom. We recognized revenue of $12.4 million from WorldCom in the third quarter of 2002, under the sales channel agreement, compared to total revenues of $9.2 million for the same period in 2001. All revenue recognized under the sales channel agreement for the three months ended September 30, 2002 and 2001 resulted from actual managed hosting services purchased for resale by WorldCom. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of September 30, 2002. Included in our third quarter revenue is $0.8 million in fees collected in the third quarter of 2002 for early termination with no similar fees collected in the same period in 2001.

   Cost of Operations

     Cost of operations increased 10.3% to $3.0 million in the third quarter of 2002 compared to $2.7 million for the same period in 2001. The increase was primarily due to an increase in customers selecting data streaming products which more than offset decreases in network circuit costs. As a percentage of revenue, cost of operations increased to 6.9% in the third quarter of 2002 compared to 5.2% for the same period in 2001.

   Cost of Services

     Cost of services decreased 32.4% to $19.5 million in the third quarter of 2002 compared to $28.8 million for the same period in 2001. The decrease was primarily related to a reduction in payroll-related costs associated with a reduced workforce in 2002, elimination of accrued employee bonuses for 2002 of $1.1 million, and reduction in outside consultants' fees, partly offset by costs associated with the 24-month amortization of potential retention bonus amounts compared to 2001. As a percentage of revenue, total cost of services decreased to 45.1% in the third quarter of 2002 compared to 55.0% for the same period in 2001.

   Selling, General and Administrative

     Selling, general and administrative expenses decreased 50.2% to $15.5 million in the third quarter of 2002 compared to $31.0 million for the same period in 2001. The decrease was primarily attributable to a large decrease in payroll-related costs associated with a reduction in workforce. Additional factors contributing to the decline in selling, general and administrative expense include the elimination of $2.4 million of accrued employee bonuses for 2002, a reduction in marketing and advertising costs, a reduction in travel costs associated with the regional deployment of the sales force and workforce reduction, a reduction in telephone-related costs, a reduction in outside consultants' fees, a reduction in utilities as a result of the consolidation of several office space leases, and lower property taxes as a result of a revaluation of fiscal year 2002 property value assessments. These reductions were partly offset by costs associated with the 24-month amortization of potential retention bonus amounts. Marketing and advertising expenses for the third quarter were approximately $0.3 million in 2002 compared with $3.2 million in 2001. As a percentage of revenue, total selling, general and administrative expenses decreased to 35.8% in the third quarter of 2002 compared to 59.3% in the same period in 2001, primarily due to our planned reductions in certain selling, general and administrative costs in 2002.

   Provision for Doubtful Accounts

     Provision for doubtful accounts, other than doubtful accounts for WorldCom, decreased 84.9% to $0.7 million in the third quarter of 2002 compared to $5.0 million for the same period in 2001 as we improved collections on customer accounts in 2002 and many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services during 2001.

   Deferred Compensation

     Deferred compensation expense increased 282.1% to $2.6 million in the third quarter of 2002 compared to $0.7 million for the same period in 2001. In accordance with the Digex Long-Term Incentive Plan, all stock options granted to participants who were employed by Digex as of July 1, 2001, the consummation date of the Intermedia - WorldCom Merger, became fully vested on July 1, 2002 through a provision for accelerated vesting upon a change of control of Digex. Accordingly, deferred compensation of $2.6 million as of June 30, 2002 for options granted with exercise prices at less than fair market value was expensed in the third quarter of 2002.

   Depreciation and Amortization

     Depreciation and amortization expenses increased 8.1% to $36.9 million in the third quarter of 2002 compared to $34.1 million for the same period in 2001. The increase was principally due to the additional servers and other facilities and equipment placed in service subsequent to September 30, 2001, partly offset by decreases in depreciation charges related to our existing tangible and certain identifiable intangible assets base due to a write-down of our long-lived assets to fair market value as a result of SFAS No. 144 in the second quarter of 2002. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years.

   Interest Expense

     Interest expense increased 36.5% to $2.3 million in the third quarter of 2002 compared to $1.7 million for the same period in 2001. The increase resulted primarily from an increase of approximately $1.2 million of equipment acquired under capital leases and from the issuance of $74.2 million of notes payable to Intermedia since September 30, 2001.

   Interest Income and Other

     Interest income and other decreased 69.8% to $0.1 million in the third quarter of 2002 compared to $0.5 million for same period in 2001. The decrease resulted principally from declining cash balances and falling interest rates during the period.

   EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, improved $19.6 million to $4.5 million in the third quarter of 2002 compared to $(15.1) million for the same period in 2001. The change is primarily attributable to planned operating cost reductions in 2002, such as payroll-related costs associated with a reduced workforce, the elimination of accrued employee bonuses for 2002, and a reduction in provision for doubtful accounts.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, impairment loss, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the accompanying unaudited consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

     The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the nine months ended September 30, 2002 and 2001, respectively.

                                                                    Nine months ended
                                                                      September 30,
                                                     ------------------------------------------------
                                                                 2002                     2001
                                                     ------------------------   ---------------------
Revenue:
   Revenue ........................................  $  104,068         72.5%   $ 144,869        91.0%
   Revenue from WorldCom ..........................      39,534         27.5       14,298         9.0
                                                     ----------      -------    ---------       -----
Total revenue .....................................     143,602        100.0      159,167       100.0

Costs and expenses:
   Cost of operations .............................      10,716          7.5       12,241         7.7
   Cost of services ...............................      67,543         47.0       79,792        50.1
   Selling, general and administrative ............      64,330         44.8       97,335        61.2
   Provision for doubtful accounts ................       2,745          1.9       12,415         7.8
   Provision for doubtful accounts for WorldCom ...      18,578         12.9           --          --
   Deferred compensation ..........................       3,603          2.5        2,489         1.6
   Impairment loss ................................      56,990         39.7           --          --
   Depreciation and amortization ..................     119,206         83.0       96,029        60.3
                                                     ----------      -------    ---------       -----
Total costs and expenses ..........................     343,711        239.3      300,301       188.7
                                                     ----------      -------    ---------       -----
Loss from operations ..............................    (200,109)      (139.3)    (141,134)      (88.7)

Other income (expense):
    Interest expense ..............................      (6,414)        (4.5)      (3,115)       (2.0)
    Interest income and other .....................         434          0.3        1,530         1.0
                                                     ----------      -------    ---------       -----
Net loss ..........................................  $ (206,089)      (143.5)%  $ 142,719)      (89.7)%
                                                     ==========      =======    =========       =====

Nine months ended September 30, 2002 Compared to Nine months ended September 30, 2001

   Revenue

     Total revenue decreased 9.8% to $143.6 million for the nine months ended September 30, 2002 compared to $159.2 million for the same period in 2001.

This is primarily due to our customers rightsizing their configurations, the deferred customer ramp up of services due to economic cost pressures, and the uncertainty surrounding WorldCom. We recognized revenue of $39.5 million from WorldCom in the first nine months of 2002 under the sales channel agreement compared to total revenues of $14.3 million for the same period in 2001. All revenue recognized under the sales channel agreement for the nine months ended September 30, 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Since July 1, 2002, we have recognized revenue from WorldCom upon collection. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of September 30, 2002. Included in our revenue is $3.7 million in fees collected in 2002 for early termination and a one-time sale of third party equipment, compared to 0.2 million for the same period in 2001.

  Cost of Operations

     Cost of operations decreased 12.5% to $10.7 million for the nine months ended September 30, 2002 compared to $12.2 million for the same period in 2001. The decrease was primarily due to improved network and facility, partly offset by increased costs from customers selecting data streaming products. As a percentage of revenue, cost of operations decreased to 7.5% for the nine months ended September 30, 2002 compared to 7.7% for the same period in 2001 as a result of improved network utilization.

  Cost of Services

     Cost of services decreased 15.4% to $67.5 million for the nine months ended September 30, 2002 compared to $79.8 million for the same period in 2001. The decrease was primarily related to a reduction in payroll-related costs associated with a reduced workforce in 2002, elimination of $1.1 million of accrued employee bonuses for 2002, and reduction in outside consultants' fees, partly offset by costs associated with the 24-month amortization of potential retention bonus amounts compared to 2001. As a percentage of revenue, total cost of services decreased to 47.0% for the nine months ended September 30, 2002 compared to 50.1% for the same period in 2001.

  Selling, General and Administrative

     Selling, general and administrative expenses decreased 33.9% to $64.3 million for the nine months ended September 30, 2002 compared to $97.3 million for the same period in 2001. The decrease was primarily attributable to a large decrease in payroll-related costs associated with a reduced workforce. Additional factors contributing to the decline in selling, general and administrative expense include the elimination of $2.4 million of accrued employee bonuses for 2002, a reduction in marketing and advertising costs, a reduction in travel costs associated with the regional deployment of the sales force and workforce reduction, a reduction in telephone-related costs, a reduction in outside consultants' fees, a reduction in utilities as a result of the consolidation of several office space leases, and lower property taxes as a result of a revaluation of fiscal year 2002 property value assessments. These reductions were partly offset by costs associated with the 24-month amortization of potential retention bonus amounts. Marketing and advertising expenses for the third quarter were approximately $3.6 million in 2002 compared with $16.4 million in 2001. As a percentage of revenue, total selling, general and administrative expenses decreased to 44.8% for the nine months ended September 30, 2002 compared to 61.2% in the same period in 2001, primarily due to our planned reductions in certain selling, general and administrative costs in 2002.

  Provision for Doubtful Accounts

     Provision for doubtful accounts, other than doubtful accounts for WorldCom, decreased 77.9% to $2.7 million for the nine months ended September 30, 2002 compared to $12.4 million for the same period in 2001 as we improved collections on customer accounts in 2002 and many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services during 2001.

  Provision for Doubtful Accounts for WorldCom

     Provision for doubtful accounts for WorldCom was established in the second quarter of 2002 due to recent events surrounding WorldCom's planned restatement of its financial results and subsequent bankruptcy filing. Since July 1, 2002, we have recognized revenue from WorldCom upon collection and expect to continue to do so in the foreseeable future, which could have a material impact on future reported revenue. All receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002, are fully reserved.

  Deferred Compensation

     Deferred compensation expense increased 44.8% to $3.6 million for the nine months ended September 30, 2002 compared to $2.5 million for the same period in 2001. In accordance with the Digex Long-Term Incentive Plan, all stock options granted to participants who were employed by Digex as of July 1, 2001, the consummation date of the Intermedia - WorldCom Merger, became fully vested on July 1, 2002 through a provision for accelerated vesting upon a change of control of Digex. Accordingly, deferred compensation of $2.6 million as of June 30, 2002 for options granted with exercise prices at less than fair market value was expensed in the third quarter of 2002.

  Impairment Loss

     Impairment loss related to our long-lived assets of $57.0 million, of which $55.4 million relates to property and equipment and $1.6 million relates to identifiable intangible assets, was recognized in the second quarter of 2002 as a result of the events surrounding WorldCom as described in "Management's Discussion and Analysis -- Overview." Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that carrying value of such assets may not be recoverable. We adjusted our long-lived assets down to fair value as determined by an independent appraisal.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 24.1% to $119.2 million for the nine months ended September 30, 2002 compared to $96.0 million for the same period in 2001. The increase was principally due to the additional servers and other facilities and equipment placed in service subsequent to September 30, 2001, offset by decreases in depreciation charges related to our existing tangible and certain identifiable intangible assets base due to a write-down of our long-lived assets to fair market value as a result of SFAS No. 144 in the second quarter of 2002. We have electronics, computer hardware, and computer software with useful lives ranging from three to five years.

  Interest Expense

     Interest expense increased 105.9% to $6.4 million for the nine months ended September 30, 2002 compared to $3.1 million for the same period in 2001. The increase resulted primarily from the increase of approximately $1.2 million of equipment acquired under capital leases and from the issuance of $74.2 million of notes payable to Intermedia since September 30, 2001.

  Interest Income and Other

     Interest income and other decreased 71.6% to $0.4 million for the nine months ended September 30, 2002 compared to $1.5 million for same period in 2001. The decrease resulted principally from declining cash balances and falling interest rates during the period.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, improved 52.3% to $(20.3) million for the nine months ended September 30, 2002 compared to $(42.6) million for the same period in 2001. The change is primarily attributable to planned operating cost reductions in 2002, such as payroll-related costs associated with a reduced workforce, the elimination of accrued employee bonuses for 2002, and a reduction in provision for doubtful accounts.

     EBITDA before certain charges consists of earnings (loss) before interest expense, interest income and other, merger-related expenses, foreign exchange gains (losses), income tax benefit, deferred compensation, impairment loss, and depreciation and amortization. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA before certain charges might not be comparable to similarly titled measures used by other companies. However, we believe that EBITDA before certain charges is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties in the Web and application hosting industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the accompanying unaudited consolidated financial statements and notes thereto contained elsewhere in this report for more detailed information.

Liquidity and Capital Resources

  Cash Flows

     WorldCom is our majority stockholder, primary lender, significant channel partner, and one of our largest vendors. In particular, under the funding agreement and subject to the bankruptcy proceedings, WorldCom is obligated to provide funding for the approved Digex business plan through 2002 only. WorldCom will then have an option to continue funding us beyond 2002, but may not exercise such option. Through 2002, we currently anticipate that our only source to fund our working capital needs and capital expenditure requirements, above cash generated from operations, will be WorldCom. There can be no assurance that WorldCom will provide us with any additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms will be difficult to secure.

     Net cash used in operating activities was $3.2 million and $34.8 million during the nine months ended September 30, 2002 and 2001, respectively. Net cash used for operating activities in each of these periods was for changes in working capital and operating losses. Net cash used in 2002 was lower than the same period in 2001 primarily due to lower costs associated with a reduced workforce, reduction in marketing and advertising costs, and other costs due to efforts to align expenses with revenue. Net cash used in 2002 has decreased largely due to changes in accounts receivable, accounts payable and accrued expenses, amounts due to/from WorldCom, and deferred liabilities compared to the same period in 2001. We expect our operating cash flow to increase throughout the year due to continuing internal initiatives to reduce costs and accounts receivable balances measured by days sales outstanding.

     Net cash used for investing activities was $25.2 million and $84.1 million during the nine months ended September 30, 2002 and 2001, respectively. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, and computers and other equipment. We have reduced our capital expenditures in 2002 in accordance with our business needs, economic downturn, and as a result of our customer programs for customer furnished equipment and third party leasing. Although we have plans to invest in property and equipment, we have no material commitments for such items at this time.

     Net cash provided by financing activities was $32.5 million and $42.1 million during the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities resulted principally from proceeds from our notes payable issued to Intermedia offset by payments on our increased capital lease obligations in 2002.

  Stock Offerings

     On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A convertible preferred stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was in cash, and $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $6.2 million and $4.5 million was used for equipment purchases in the nine month period ended September 30, 2002 and 2001, respectively. The equipment purchase credit has been substantially depleted at this time. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock.

  Funding from Affiliates

     On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors approved the Digex business plan for 2002. The preparation of the Digex business plan for 2003 is currently in progress and is expected to be submitted to the WorldCom and Digex boards of directors for approval no later than December 1, 2002. Subject to the terms and conditions of the agreement, we will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy our net cash requirements under the approved business plan. Given WorldCom's bankruptcy filing, there can be no assurance that WorldCom will honor its contractual commitments to Digex. See Note 2 "Recent Events related to WorldCom and Digex" to the accompanying unaudited consolidated financial statements.

     In 2002, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $37.2 million, under the note purchase agreement, to satisfy our net cash requirements under our approved 2002 business plan. Total principal outstanding under the note purchase agreement with WorldCom was $102.2 million at September 30, 2002. Through September 30, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.96%). We have made and continue to make the monthly interest payments to Intermedia. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon our election by written notice. We expect to make this election by December 13, 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal through December 31, 2006. As a result, any amounts due after September 30, 2003 have been classified as long-term. Approximately $19.2 million of our total notes payable to Intermedia has been classified as current as of September 30, 2002. Any changes to our business plan that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

     On January 14, 2002, we entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Interest is payable monthly at an interest rate of 300 basis points over LIBOR. We have made and continue to make the monthly interest payments to Intermedia.

  Other Indebtedness

     In the first and second quarters of 2001, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of September 30, 2002, we acquired $12.2 million of computer equipment and maintenance services under these leasing and financing arrangements.

     In July 2002, we received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program initiative.

Repayment of principal will be deferred each year through December 31, 2005 if we maintain at least 1,290 permanent, full time employees at any of our Maryland facilities during the three year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon our achievement of certain requirements. In accordance with the grant agreement, we will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever we default in performance or fail to cure such a default within a ten day period after receipt of default notification. If we do not hire and retain at least 796 employees at our Maryland facilities at December 31, 2002, the full amount of the loan will be payable immediately. Currently, we do not expect to be in compliance for deferring full repayment of the loan at December 31, 2002 based on our projected business plan. As a result, the $150,000 loan has been classified as a current liability as of September 30, 2002.

  Contractual Obligations and Contingent Commitments

     Our contractual obligations and contingent commitments as of September 30, 2002 are aggregated below (in thousands):

                                                                        Amounts due by period
                                                         --------------------------------------------------
                                                         Less than
                                               Total       1 year    1 - 3 years   4 - 5 years   Thereafter
                                             ---------   ---------   -----------   -----------   ----------
     Contractual obligations:
     ------------------------
        Notes payable to Intermedia ......   $ 127,200    $ 19,163    $  76,100      $ 31,937     $     --
        Notes payable to third parties ...       3,522         208        3,275            39           --
        Capital lease obligations ........      41,845       8,546       12,171         9,885       11,243
        Operating leases .................      21,273       3,610        7,161         7,268        3,234

     Contingent Commitments:
     -----------------------
        Redeemable preferred stock .......      50,000          --       50,000            --           --
         Employee retention bonuses ......      12,127          --       12,127            --           --
                                             ----------   --------    ---------      --------     --------
     Total ...............................   $ 255,967    $ 31,527    $ 160,834      $ 49,129     $ 14,477
                                             ==========   ========    =========      ========     ========

     We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 10 years. Refer also to the notes to our consolidated financial statements in our Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002, for discussion of our capital and operating leases.

     We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of September 30, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.1 million.

     Increases in interest rates on variable rate debt would have an adverse effect upon our reported net loss and cash flow. We believe that we will have adequate cash flow to service our debt and capital requirements in 2002 under our funding agreement with WorldCom. However, economic downturns, increased interest rates and other adverse developments, including factors beyond our control, could impair our ability to service our indebtedness. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth and capital improvements.

     We currently project continued net losses. We are currently dependent on WorldCom to fund our operating cash flow deficits and capital expenditures. Actual funding from January 1, 2002 through September 30, 2002 was $37.2 million, substantially less than forecasted under the original Digex 2002 business plan. The ultimate amount of borrowings can be affected by WorldCom's bankruptcy, changes in the economy, and our ability to execute our business plan, among other factors. Further, as of September 30, 2002, approximately $56.8 million in notes payable and capital lease obligations come due during 2003. We currently believe that some or all of these obligations will need to be restructured and we are pursuing the restructuring of some or all of these obligations. There can be no assurance that these obligations will be restructured or that WorldCom will provide us with any additional funding. We believe that funding from any source other than WorldCom on appropriate or commercially acceptable terms will be difficult to secure.

     The continuing impact of the above events on us remains unclear. We cannot predict what will happen at WorldCom, nor can we predict the effect that events at WorldCom will have on us. Further, we cannot predict how our customers, vendors, employees and strategic partners will react to the unfolding events. We believe that some of these entities have reacted negatively to the events or perceptions generated from these events and we have been and may continue to be negatively impacted. As a result, our ability to execute our plans may be substantially impaired. Over the past few quarters, we have realized a decline in revenue. However, we have also reduced expenses and we are establishing customer programs for customer furnished equipment and third party leasing options to continue to reduce the capital required to operate our business.

     Although no assurances can be given, management believes that we have the ability to continue as a going concern unless WorldCom's bankruptcy filing negatively impacts any future borrowings necessary to fund our business operations. The preparation of the Digex business plan for 2003 is currently in progress and is expected to be submitted for approval to the WorldCom and Digex boards of directors on or before December 1, 2002, as described in Note 7 "Related Party Agreements" to the accompanying unaudited consolidated financial statements. Nonetheless, because of recent events surrounding WorldCom and the lack of certainty that WorldCom will be able to continue to fund us, there is substantial doubt about our ability to continue as a going concern over the next twelve months, unless we are successful in restructuring some or all of our existing debt obligations. A substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. The accompanying unaudited consolidated financial statements do not reflect any adjustments to the carrying value of our net assets or the amount and classification of our liabilities in the event we are not able to continue as a going concern.

     We encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in WorldCom's Form 10-K for the year ended December 31, 2001, as well as its subsequent periodic filings with the SEC, since our ability to succeed is dependent on WorldCom.

Recent Accounting Pronouncements

  Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based upon estimated fair value. We adopted the provisions SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. Depreciation and amortization expense excluding the amortization of goodwill and acquired workforce in the third quarter of 2001 was $33.6 million. The net book value of goodwill and acquired workforce at September 30, 2002 was approximately $11.9 million.

     We completed our fair value assessment of goodwill as of January 1, 2002 and determined that goodwill was not impaired. However, given the decrease in our market capitalization since January 1, 2002 and the uncertainty created by WorldCom's recent announcements of its intention to restate its financial statements, as described above, we reassessed the recoverability of our goodwill as of June 30, 2002 pursuant to SFAS No. 142. Pursuant to an independent appraisal, we determined that goodwill was not impaired as of June 30, 2002. We have elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified. We determined that there were no events or changes in circumstances which would have affected the fair value of our goodwill as of July 1st, our annual assessment date, relative to the valuation performed as of June 30, 2002.

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

     The events surrounding WorldCom, as described above, caused management to revise its estimates of future financial projections. We also performed an undiscounted cash flow analysis related to our long-lived assets. The result of that analysis indicated that an impairment to the carrying value of our fixed assets and other intangible assets may have existed as of June 30, 2002. Based upon an independent appraisal, we adjusted our long-lived assets down to fair value by recording an impairment loss related to our property and equipment of $55.4 million and identifiable intangible assets of $1.6 million for the quarter ended June 30, 2002. Should we fail to meet our operating budget during the balance of 2002, management's estimates of future cash flows may be further adjusted downward. Such downward adjustments could trigger a further impairment of our long-lived assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     No changes.

Item 4.  Controls and Procedures

     Based on management's evaluation of the overall system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) of Digex as of a date within 90 days prior to the filing date of this quarterly report, management determined that the system is operating effectively and is adequate to meet Digex's Securities Exchange Act reporting obligations. The certifying officers of this quarterly report have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

     None.

  Use of Proceeds from a Sale of Registered Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On July 17, 2002, we announced that we received correspondence from The Nasdaq Stock Market, Inc. indicating that the price of our common stock had closed below the minimum USD$1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5), and therefore in accordance with Marketplace Rule 4450(e)(2), we had until September 5, 2002 to regain compliance.

     According to the Nasdaq rule, compliance requires the bid price of our common stock to close at USD$1.00 per share or more for a minimum of ten consecutive trading days before September 5, 2002. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require that the closing bid price equals USD$1.00 per share or more for more than ten consecutive trading days before determining that we comply. Alternatively, we could apply to transfer our common stock to the Nasdaq SmallCap Market.

     On or about July 18, 2002, we received notification from the Nasdaq indicating that we no longer complied with Nasdaq's independent director and audit committee requirements under Nasdaq Marketplace Rule 4350(c) and 4350(d)(2). Based on a further review and materials submitted on July 31, 2002, the Nasdaq determined to grant us an extension to regain compliance with the rules. We submitted to the Nasdaq documentation, including biographies of our recently appointed independent directors, evidencing compliance with the rules on September 12, 2002.

     On August 9, 2002, we received notification from the Nasdaq indicating that our common stock had not maintained a minimum market value of publicly held shares of $5,000,000 for the previous 30 consecutive trading days as required for continued inclusion by Marketplace Rule 4450(a)(2), and therefore in accordance with Marketplace Rule 4450(e)(1), we had until November 7, 2002 to regain compliance. Alternatively, we could apply to transfer our common stock to the Nasdaq SmallCap Market.

     On September 27, 2002, we received notification from the Nasdaq indicating that our request to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market was approved, effective September 30, 2002. The Nasdaq also indicated that Digex met all of the continued inclusion criteria for the Nasdaq SmallCap Market, except for the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). The transfer to the Nasdaq SmallCap Market extends the grace period to achieve the minimum USD$1.00 bid price requirement to December 4, 2002. We may also be eligible for an additional 180 calendar day grace period provided that we meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A). If Nasdaq determines that we do not qualify for an extension under Marketplace Rule 4310(c)(2)(A), we will be provided with written notification that our securities will be delisted. At that time, we may appeal the Staff Determination to delist our securities to a Nasdaq Listing Qualification Panel.

     If our appeal to the Nasdaq is unsuccessful, we could be delisted from the Nasdaq SmallCap Market and may be traded on the over-the-counter electronic bulletin board (OTCBB), which is operated by the National Association of Securities Dealers, Inc. If our common stock is not eligible to transfer back to the Nasdaq National Market in the future or is delisted from the Nasdaq SmallCap Market, this could result in a number of negative implications, including continued reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

              3.2     --  Bylaws of Digex, as amended. Incorporated herein by
                          reference to Digex's Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

             10.1     --  Employment letter dated January 4, 2002 between Digex
                          and Thomas Walton. (1)

             10.2     --  Employment letter dated June 25, 2002 between Digex
                          and T. Scott Zimmerman. (1)

________________

(1)  Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          The following reports on Form 8-K of Digex were filed during the third quarter of 2002:

          Digex filed a Current Report on Form 8-K, dated July 15, 2002, reporting under Item 5 announcing changes to the Digex board of directors.

          Digex filed a Current Report on Form 8-K, dated July 24, 2002, reporting under Item 5 the issuance of a press release discussing Digex's second quarter 2002 financial highlights. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated September 12, 2002, reporting under Item 5 the issuance of a press release announcing the appointment of four additional board members. Digex also reported under
     Item 7 the filing of the press release as an exhibit to the Form 8-K.

          Digex filed a Current Report on Form 8-K, dated September 27, 2002, reporting under Item 5 the issuance of a press release announcing its transfer to the Nasdaq SmallCap Market effective September 30, 2002. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIGEX, INCORPORATED
                                                   (Registrant)


                                               /s/ T. SCOTT ZIMMERMAN
                                              ----------------------------------
                                                  T. Scott Zimmerman
                                                  Chief Financial Officer

                                               /s/ ELIZABETH HAIGHT
                                              ----------------------------------
                                                  Elizabeth Haight
                                                  Vice President and Controller

Dated:  November 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                 PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, George L. Kerns, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Digex, Incorporated;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                            /s/ GEORGE L. KERNS
                                          --------------------------------------
                                                  George L. Kerns
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                 PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, T. Scott Zimmerman, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Digex, Incorporated;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                /s/ T. SCOTT ZIMMERMAN
                                                --------------------------------
                                                       T. Scott Zimmerman
                                                    Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Digex, Incorporated (the "Company") on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), I, George L. Kerns, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/ GEORGE L. KERNS
                                                  -------------------------
                                                  Name: George L. Kerns
                                                  Date: November 14, 2002


This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-Q to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Digex, Incorporated (the "Company") on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), I, T. Scott Zimmerman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                               /s/ T. SCOTT ZIMMERMAN
                                               ---------------------------
                                               Name: T. Scott Zimmerman
                                               Date: November 14, 2002

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-Q to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.