Form 10-K
period 2002-12-31
DIGEX INC/DE
filed 2003-03-31
CIK 1085098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-26873

DIGEX, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	59-3582217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14400 Sweitzer Lane

Laurel, MD 20707

(Address of principal executive offices)

(240) 264-2000

Telephone Number

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,613,181

As of February 28, 2003, there were 25,519,461 and 39,350,000 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K will be incorporated by reference from the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, or amendment to this Form 10-K, to be filed with the SEC no later than April 30, 2003.

DIGEX, INCORPORATED

PART I

References in this report to “we,” “the Company,” or “Digex,” mean Digex, Incorporated except where the context otherwise requires. This report contains certain “forward-looking statements” concerning Digex’s operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words “estimate,” “plan,” “project,” “anticipate,” “expect,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements.

Item 1.    Business

Overview

We are a provider of Web, application, and enterprise managed hosting services for businesses worldwide. As of February 28, 2003, we serviced approximately 580 customers, including 60 of the Fortune 1000 companies. These companies use our services to power various types of business solutions including corporate web sites, on-line commerce, and back-office applications. Our managed hosting offers these customers a number of advantages, which may include a lower total cost of ownership, reduced time to market, and the ability to focus on core competencies.

We derive revenues from outsourced managed hosting services which include a wide array of service offerings such as managed platforms, Digex SmartServices®, managed applications, advanced IT services, and customer care and support services. See “Business—Digex Services” for further discussion of these services.

As of February 28, 2003, we managed 3,319 servers for our customer base. The servers are managed in our data centers which are located on the east and west coasts of the United States, and in Europe and Asia. End-users access the websites and managed applications through networks connected to each data center. Digex offers managed hosting on three primary platforms—Microsoft Windows, Red Hat Linux, and Sun Solaris. For each managed server, Digex typically offers a core hosting service that includes data backup, usage reporting, health monitoring, host security, hardware maintenance, and systems administration. Additionally, customers may elect to purchase managed application support services, and may choose from a catalog of Advanced IT Services which include performance testing, functional testing, release management, and security vulnerability assessments.

The following are among the factors that we believe will continue to drive our business:

•	the ability to facilitate the implementation and expansion of customers’ Internet-based initiatives;

•	an operating platform designed to allow us to scale our operations to lower marginal unit costs and increased operating margins;

•	substantial working relationships with other technology companies including Cisco Systems, Hewlett-Packard (HP), Microsoft, and Sun Microsystems;

•	an affiliation with large system integrators, such as Accenture, BearingPoint, and Deloitte Consulting, with the ability to serve as a component of large IT outsourcing engagements they receive;

•	a team of technical experts with certifications from technology companies, including Cisco Systems, Microsoft, Oracle, and Sun Microsystems;

•	a skilled engineering organization dedicated to identifying the best available tools, technologies and processes; and

•	a geographically distributed sales force.

Our History

Our business started in 1996 as the Web hosting unit of Business Internet, Inc., previously known as DIGEX, Incorporated, a company that was principally an Internet access and Web hosting services provider.

Business Internet went public in October 1996 under the name DIGEX, Incorporated, and was acquired by Intermedia Communications Inc. (“Intermedia”) in July 1997. In contemplation of our initial public offering, we were incorporated as Digex, Incorporated in April 1999, and Business Internet contributed our assets to the newly formed Digex, Incorporated in order to effect a recapitalization of our business. On August 4, 1999, we sold 11,500,000 shares of Class A common stock in our initial public offering. Subsequent to our initial public offering, Business Internet contributed our Class B common stock to its wholly-owned subsidiary, Intermedia Financial Company.

On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was paid in cash and $15.0 million was in the form of equipment credits from Compaq. See Note 8 of the notes to our consolidated financial statements. We also entered into strategic development agreements with both companies to advance our capabilities to more rapidly install, manage and upgrade Microsoft Windows-based servers and to streamline the order, delivery and installation of Compaq hardware and storage devices. These agreements expired in January 2003. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock.

On February 16, 2000, we completed a public offering of 12,650,000 shares of our Class A common stock. We sold 2,000,000 shares of Class A common stock and received net proceeds of approximately $171.6 million. Intermedia sold 10,650,000 shares of Class B common stock. The Class B common stock sold by Intermedia automatically converted into Class A common stock at the closing of the offering.

On July 1, 2001, a wholly-owned subsidiary of WorldCom, Inc. merged with and into Intermedia Communications Inc., with Intermedia continuing as the surviving corporation as a subsidiary of WorldCom  (the “Intermedia—WorldCom Merger”). As a result of the Intermedia—WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than its 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest  of Digex through Intermedia as Intermedia continues to own approximately 60.7% of Digex’s equity interests and controls 93.9% of Digex’s voting interests, calculated based on total common stock outstanding, as of December 31, 2002.

In connection with the Intermedia—WorldCom Merger, Digex and certain subsidiaries of WorldCom entered into four commercial agreements: a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement (under which WorldCom agreed to provide funding for our 2001 and 2002 business plans), these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. The principal terms of the agreements are as follows:

Sales Channel Agreement. Effective January 1, 2001, WorldCom agreed to purchase our portfolio of managed Web hosting products for resale to WorldCom customers. WorldCom agreed to purchase up to a total of $500.0 million of managed Web hosting services during the period from 2001 through 2003 if we satisfy certain service level and data center capacity commitments. WorldCom also agreed to compensate us, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, since 2001, to the extent that we generate operating income before depreciation and amortization in servicing WorldCom customers under the sales channel agreement, we agreed to share such operating income with WorldCom. WorldCom’s participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

Total revenue from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom’s Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the sales channel agreement.

Funding Agreement. On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding for our business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. We borrowed $90.0 million in 2001 and $37.2 million in the first three quarters of 2002. No amounts were borrowed in the fourth quarter of 2002. On December 11, 2002, we gave written notice to both WorldCom and Intermedia that we elected to extend the maturity date of the outstanding notes from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement.

Facilities Agreement. Beginning January 1, 2001, managed Web hosting facilities for Digex were built in WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand.

Network Agreement. This agreement, effective January 1, 2001, provides terms for us to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities.

Recent Developments

There have been a number of internal and external events which have impacted us during 2002. Some of the significant events included:

•	On June 21, our board of directors named George L. Kerns as President and Chief Executive Officer (CEO).

•	On June 24, T. Scott Zimmerman was named Chief Financial Officer (CFO), after having served as interim CFO for approximately 6 months and as controller since 1999.

•	On June 25, WorldCom announced that it would have to restate certain financial statements from 2001 and the first quarter of 2002 to reflect as operating expenditures approximately $3.9 billion of expenses previously accounted for as capital expenditures.

•	On June 27, we announced a reduction of 86 positions, or approximately 7.0% of our overall workforce.

•	On July 12, the three non-WorldCom members of our board of directors resigned.

•	On July 21, WorldCom and many of its domestic affiliates, but not including us, filed a petition for reorganization in the federal bankruptcy court in New York.

•	On July 22, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in us` of up to $10.0 million per month.

•	On August 6, we announced a reduction of approximately 200 positions, or about 20.0% of our overall workforce.

•	On September 12, George L. Kerns and three independent directors—Howard Frank, Max D. Hopper, and Paul G. Kozlowski—were appointed to our board of directors.

•	On September 25, three senior WorldCom employees—Vinton Cerf, Wayne Huyard and Jon McGuire—were appointed to our board of directors.

•	On September 30, our Class A common stock ceased trading on the Nasdaq National Market.

•	On October 1, our Class A common stock began trading on the Nasdaq SmallCap Market.

•	On October 10, we announced that Bert Roberts and Ronald Beaumont resigned from our board of directors. Board member K. William Grothe, Jr. was appointed chairman.

•	On October 15, the bankruptcy court approved up to $1.1 billion in debtor-in-possession (DIP) financing for WorldCom while it reorganizes under Chapter 11.

•	On November 4, we launched Digex Financial Services, our third-party equipment leasing program.

•	On November 11, we announced that our board of directors had formed a special committee to explore strategic alternatives, including a possible sale of the company.

•	On November 22, WorldCom employee, Brian H. Benjet, was appointed to our board of directors.

•	On January 31, 2003, Jon McGuire resigned from our board of directors.

•	Effective at the opening of business on February 28, 2003, our Class A common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board.

•	On March 17, 2003, WorldCom employee, John M. Coakley, was appointed to our board of directors.

Throughout these events, we have been focusing on three top priorities—achieving financial independence by becoming self-sustaining from an operating and capital expenditures perspective, renewing our focus on our customers, and expanding the Digex value proposition for current and prospective customers. The workforce reductions of June and August were part of our efforts to bring expenses into line with revenues in the present economic environment. At the same time, we have taken steps to minimize the amount of capital required to deliver customer solutions by implementing customer furnished equipment offerings, maximizing the use of existing equipment inventory, and providing customers with a third party leasing option through Digex Financial Services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equipment Leasing” for further discussion. We remain committed to retaining our market position and providing quality managed hosting solutions and services, and we believe that our plan provides us with the best opportunity to succeed in the market place.

Calendar year 2002 proved to be a difficult year for the technology, telecommunications and IT services market, and our revenues were negatively impacted by both the market and the impact of the issues surrounding WorldCom’s bankruptcy. Even though we successfully implemented a number of expense reduction initiatives during 2002, we need to grow our revenues, either from existing customers or new customers. Our 2003 business plan still requires funding to support our cash needs for operations and debt repayment. The timing and amount of our funding needs can and will materially change due to the uncertainties surrounding WorldCom, changes in the economy, changes to our target market, our ability to execute on our business plan, and the outcome of the strategic alternatives process, among other factors.

Our board of directors has formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of the independent directors, has retained Lane Berry & Co. International as its financial advisor. There can be no assurance that any transaction or other corporate action will result from this effort. See “Risk Factors—The exploration of strategic alternatives for our company may result in, among other things, increased expenses, interference with customer relationships and diversion of management’s attention” for a discussion of some of the risks involved in this process.

We did not borrow funds from WorldCom during the fourth quarter of 2002, nor would we have required borrowing from WorldCom in the third quarter of 2002 had pre-petition amounts due from WorldCom been paid to us. The funding agreement we had in place with WorldCom expired on December 31, 2002 and we currently do not have other funding arrangements in place. Although we have had, through the special committee of our board of directors, discussions with potential funding sources, there can be no assurance that we will be successful in obtaining funding for our 2003 requirements. Additionally, we have filed a “Proof of Claim” in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to us from WorldCom under the Digex—WorldCom Master Channel Agreement, along with other pre-petition amounts due to us from WorldCom. Some portion of those claims may entitle us to set off those amounts against amounts due to WorldCom. Without funding from an external source, receiving payment for our “Proof of Claim” and/or obtaining the right of offset between the amounts due to us from WorldCom and amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003.

The liquidity issues discussed above raise substantial doubt about our ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Our ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the “Proof of Claim” with WorldCom, and future revenue retention and growth plans.

Industry Background

Introduction

Over the last few years, mainstream businesses have begun to implement Web-based initiatives to complement traditional business models and applications. Among the various factors which continue to attract these businesses to the Internet is the transformation of Web sites from being primarily text-based and informational to becoming interactive, multimedia-enabled, and transaction-oriented. New technologies and development tools have also led to the Web-enabling of traditional business functions and applications such as customer service, procurement, human resource management, and sales force automation. Although there has been continued growth in the managed/dedicated Web hosting market over the past two years, the growth is much less than originally forecasted due to the downturn in the economy over the same time period. The rate of growth of the market forecasted for the future has also been revised downward from original projections. Forrester Research estimates that online sales reached $78 billion in the United States in 2002, a 52% increase over 2001. Forrester Research predicts that by 2006, 18% of global sales will be conducted on-line, with North America accounting for 58% ($7.5 trillion) in on-line business and consumer trade. Internet operations and applications are becoming increasingly mission-critical for many mainstream enterprises. Ensuring the quality, reliability, and availability of these Internet operations typically requires substantial investments in developing Internet expertise and infrastructures. As a result, businesses often seek collaborative outsourcing arrangements that can increase performance, provide continuous operation of their Internet solutions, and reduce Internet operating expenses.

According to IDC, a global provider of technology market forecasts, the managed/dedicated segment of the U.S. Web hosting market grew 12% during 2002 to $2.9 billion, and is expected to grow at a compound annual growth rate of 21% over the 2002-2007 timeframe, representing nearly three-quarters of the total market opportunity in 2007. In a 2001 survey conducted by IDC, the decision drivers for the outsourcing of Web site management are cost savings, lack of in-house skill sets, security, and support. In the same survey, the primary corporate Web site initiatives that are targeted for outsourcing in order of usage are marketing and information purposes, e-business applications, e-commerce initiatives, and software download management. We believe that this migration of business applications to the Internet will drive growth in the managed hosting market.

As more applications, data, and processes for all types of business are extended using Internet technologies, we believe managed hosting remains a significant opportunity and continue to pursue this $3.4 billion market forecasted by IDC for 2003.

Types of Hosting Services

In order to establish a high quality, reliable Web site or to run a Web-based application on the Internet, businesses must, among other things, procure and integrate sophisticated hardware and software, hire and retain an operations support staff, develop application specific technical skills, and have access to a secure, fault-tolerant physical location and redundant Internet connectivity. While it is possible for a business to assemble all of these elements in-house (i.e., without the help of a specialized provider), many companies elect to outsource all or a portion of their Internet operations to companies offering hosting services. Hosting companies, in general, provide various infrastructure-related services, including secure, monitored data centers, uninterrupted power supply and high-speed network connectivity. We categorize the market for outsourced Web hosting services into the following:

•	Shared Hosting: Customers share server hardware and software resources with other customers. Shared hosting provides a price competitive entry point for individuals and businesses desiring a simple Web site.

•	Colocation Hosting: Customers have primary responsibility for the management of their Web applications. Customers perform the data backup, usage reporting, health monitoring, host security, hardware maintenance, and systems administration. The colocation provider offers data center space, facilities management, and public Internet access. While colocation requires the customer to assume the majority of the responsibilities for the operation of its Web applications, colocation has been and remains an attractive option for Web-centric companies with advanced in-house Internet expertise.

•	Managed Hosting: Customers are provided a complete hosting solution. Unlike colocation, the service provider has primary responsibility for management of the Web applications. In a managed hosting scenario, the service provider performs a core set of functions which typically include data backup, usage reporting, health monitoring, host security, hardware maintenance, and systems administration. Managed hosting companies often also offer consultative, value-added services including database administration, application management, security vulnerability assessments, performance testing, and release management.

Digex provides primarily managed Web and application hosting services to its customers. Our core competency is developing and managing mission-critical Web solutions for Fortune 2000 companies, application providers, and Web-centric businesses.

Digex Infrastructure

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

Network Operations Center. At our network operations center, we monitor and report on the health of servers, software, networks, and security devices managed by us through our centralized server monitoring platform. The network operations center uses a variety of technologies and tools to monitor a large volume of server resources such as processor utilization, system and application processes, log files, ports and disk space, and security devices, such as firewalls. In addition, the network operations center monitors specific network devices, such as routers, switches and load balancing equipment that are critical to the successful delivery of our hosting services.

Internet and Private Network Connectivity. We provide public Internet access for end-users to reach our customers’ Web-based applications. As an option, we also provide secure, private networking options for remote administration or to integrate with private corporate networks. We offer Internet connectivity that provides the following:

•	physically diverse path connectivity to a redundant high speed global IP network via two different carriers as a fail-over mechanism in the event of a logical or physical disruption to our carrier’s network or our access to it;

•	use of our carrier’s public and private peering relationships, permitting direct exchange of traffic with a significantly large number of carriers and Internet service providers (ISPs);

•	use of our carrier’s regional direct connections to major ISPs, dial-up carriers and content service providers; and

•	service level agreements guaranteeing high availability and performance.

Digex also offers intelligent networking services based upon Cisco Systems technology and content distribution services through a reseller relationship with Akamai Technologies, Inc.

Digex Services

We offer a broad range of managed services designed to address the rapidly evolving requirements of Web-based business initiatives. Our services include the following:

Managed Platforms

Managed platforms consist of the network, hardware, and operating system, which form the foundation for our hosting services. We offer dedicated Web and application hosting services designed to enable reliable, scalable, mission-critical Web solutions. We operate Windows-based, UNIX-based, and Linux-based servers using hardware mainly from HP and Sun Microsystems. We have developed proprietary software which we typically layer on top of the operating system to provide additional levels of security, reliability and scalability. This proprietary software and the applications it manages are collectively referred to as the “Digex Standard Build”. We have standardized upon Microsoft Windows, Sun Solaris, and Red Hat Linux. By standardizing around the hardware and operating systems produced by these vendors, we are able to quickly identify, diagnose, and resolve problems with customer applications running on these platforms.

Digex SmartServices®

We offer a package of core managed hosting services, under the Digex SmartServices® brand, to provide data backup, usage reporting, health monitoring, host security, hardware maintenance, and systems administration on our managed platforms. Our systems administration services provide management services for hardware, software and network infrastructure, including installation, maintenance, and problem resolution. Our monitoring services are designed to identify problems that impact the system availability and response times. Our reporting services provide detailed information about servers, applications, sites, and network utilization. Our security services provide tuning and patching of the operating system to limit exposure to well-known security exploits. Finally, our backup services provide data availability and integrity with backup, recovery, and storage solutions. Digex SmartServices® also include:

•	help-desk technical support available 24-hours a day with access to certified technical professionals;

•	industry and vendor security alerts and maintenance; and

•	optional secure remote administration capabilities for customers seeking to perform specific administration tasks over encrypted connections to their infrastructure.

In June 2002, we began offering SmartContinuity SM service. This new service leverages the Inter Data Center Network (IDCN), a high-speed, dedicated network available through WorldCom, to address several layers of risk facing corporate IT departments.

Managed Applications

In addition to Digex SmartServices®, we provide support for a variety of applications which can be used to build and conduct business on the Internet. For each platform (Sun Solaris, Microsoft Windows, and Red Hat Linux), we provide equivalent product sets, allowing us to provide parallel levels of service regardless of the platform our customers wish to run. Each application is incorporated into the Digex Standard Build that has been prepared for the application. This automated build can be completed over a scaling number of servers. Applications supported include Web servers, databases, application servers, messaging, commerce, and portal applications from Microsoft, Sun Microsystems, Oracle, BEA, International Business Machines (IBM) and Macromedia.

Customer Care and Support Services

Client Services. Client services provides the client an interface to its managed hosting services. Our client service teams are comprised of project managers, technical account managers, and system engineers. The team provides consultative services, including case summary and analysis, project management, upgrades, change management, and inventory and security audits.

Digex ClientCentralTM Portal.  Digex ClientCentralTM portal allows our customers to perform self-service on their managed applications as well as to query and report on a variety of environmental variables for their configurations. Digex ClientCentralTM provides on-line bill presentment, trouble ticket entry and status inquiry, hardware and network performance statistics, firewall policy and utilization, data backup activity, application error routing and reporting, network and server topology, and project status reports.

Customer Care and Technical Support. We provide customers with 24-hours a day direct access to our staff of customer care and technical support personnel. We offer access to a customer portal which allows customers to perform numerous self-service administration and reporting functions. We also use a variety of monitoring services from our network operations center, which allows us to address problems or rapidly identify and remedy service interruptions.

Advanced IT Services

We offer advanced IT services including enhanced security, database administration, database high availability, performance testing, and release management.

Security Services. Our security services are designed to maximize the security of a customer’s Web site or application. We offer security testing services to identify network, operating system, and application layer vulnerabilities.

Database Services. Our database services provide the installation, configuration, maintenance, and support of databases on the Windows, Solaris, and Linux platforms.

Database High Availability. We offer three categories of Database High Availability solutions to address different uptime and performance requirements.

Testing Services. We offer three primary testing services: performance testing, functional testing, and compatibility testing.

Release Management. In 2002, we introduced a software release management service.

Customers

We have a diverse customer base ranging from Fortune 50 companies to small and medium size businesses that rely on the Internet. Our customers are primarily located within the United States. We served approximately 580 customers as of February 28, 2003, covering most major industries. Our customer contracts typically range in duration from one to three years. Our customers include the following well-known companies:

Financial Services & Insurance	Media & Entertainment	Manufacturing	Retail & Distribution
Bank of America	BusinessWeek Online	American Honda	Barnes & Noble
Blue Shield of California	Discovery Communications	Delphi Automotive	Geiger Brothers
JP Morgan	McGraw Hill Companies	Kraft Foods	Hammacher Schlemmer & Co., Inc.
Fleet Credit Card Services	Reader’s Digest	Nestle	J. Crew

Technology & Communications	Energy & Resources	Healthcare	Government
Hewlett-Packard MTI Technology Motorola SANYO North America	ALCOA ATOFINA Chemicals Baker Hughes FMC Corporation	Novartis Pfizer Pharmacia Wyeth	Bureau of National Archives City of Charlotte Department of Treasury U.S. State Department

Sales and Marketing

Sales

Our sales strategy is to focus on market segments that we believe have a propensity to outsource complex, mission-critical Web-based applications. We sell our services directly through a professional sales force and receive referrals through a network of business partners. We also work with WorldCom to sell managed hosting solutions to their existing and prospective customer base in order to increase our market share. Our sales force is organized into three units: Field Sales, Channel Development, and International. Supporting each of these units is a team of solution consultants that provides pre-sales technical support, including requirements gathering, configuration support, architectural design, and project management.

Field Sales. Our sales force is deployed in a field-based organization. We have several field-based teams throughout the United States and physical sales presence in 14 cities.

Channel Development. The channel development organization works with our network of strategic partners, which includes systems integrators, application developers, professional services consultants, independent software vendors, and application service providers. Our strategic partners are typically offered benefits, including prime contractor opportunities, special pricing on Digex services, and the opportunity to participate in joint marketing initiatives. Existing channel relationships include: Accenture, BearingPoint, Booz Allen & Hamilton, and Deloitte Consulting.

International. Our international sales organization includes resources in Europe and Asia. Digex serves Europe out of its office in London, UK, and serves Asia out of its office in Tokyo, Japan.

Marketing

Our marketing organization is responsible for building our brand awareness, identifying key target markets and developing programs to communicate our products and services to the marketplace, and developing our customer relationships. Another objective of our marketing efforts is to stimulate the demand for our services through a broad range of marketing communications and public relations activities. Our primary communication vehicles include public relations, advertising, trade shows, direct response programs, event sponsorship, our Web sites, and the distribution channels of our technology vendors such as HP, Microsoft, and Sun Microsystems.

Competition

The market served by Digex is highly competitive. There are few substantial barriers to entry, and we expect to face continued competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include: (1) quality of service delivery and scalability of infrastructure;  (2) quality of customer service and support; (3) network capacity, reliability, security and adaptability to new technologies; (4) Internet system engineering expertise; (5) technical expertise with multiple platforms, protocols, and industry standards; (6) relationships with technology partners and vendors; (7) number and geographical presence of sales and technical support personnel; (8) price; (9) financial resources; and (10) brand name.

Our current and potential competitors in the market include large information technology outsourcing firms, local, regional, national, and international telecommunications companies, pure-play hosting service providers, and local, regional, national, and international ISPs.

Our competitors may operate in one or more of these areas and include AT&T, Electronic Data Systems (EDS), IBM, and Sprint.

We believe our experience and reputation for delivering quality, managed Web site and application hosting services differentiates us from our key competitors. We focus on our core competency of Web and application hosting. We believe we have defined and offer the market place a set of functions required to configure, engineer, implement and maintain complex, transactional Web solutions. We believe our technical team, focus, and experience distinguish us from our competition and enable us to provide quality, managed hosting solutions.

Intellectual Property Rights

We rely on a combination of copyrights, trademarks, service marks, patents, trade secrets, and contractual obligations to establish and protect certain proprietary rights in our data, applications, and services. We have filed two patents with the United States Patent and Trademark Office (USPTO), as well as with international patent agencies. The patents, one related to our Digex ArchiteX framework, and the other for the Digex Standard Build (see “Digex Services—Managed Platforms”), have been approved by the USPTO. We continue to work on creating and patenting additional technologies and services. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology. In addition, the laws of various foreign countries may not protect our products, services or intellectual property rights to the same extent as the laws of the United States.

We also rely on certain technologies we license from third parties, such as Microsoft. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. We continue to pursue the growth of our intellectual property portfolio. Further, with the Digital Millennium Copyright Act (see “Government Regulation” below) and other third-party related causes of actions, we and our customers may become increasingly subject to third-party infringement claims. We cannot be certain that third parties who assert future claims alleging infringement of intellectual property against us or our customers will not be successful. Any such infringement claim, regardless of its success or merit, may be time-consuming, expensive, cause delays or degradation in service, result in royalty or licensing agreements, or adversely impact our relationships with suppliers or customers.

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

In October 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing, or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness that the transmitted or stored material was infringing and if certain other conditions are met. Since this law is relatively new, it remains to be seen how the law will be applied to limit liability we may face in the future for any possible copyright infringement or copyright-related issues. This law also requires ISPs to follow certain “notice and take-down” procedures in order to be able to take advantage of the limitation on liability. We have implemented such procedures. Digex has a formal notification process, whereby we notify an alleged infringer that we have a complaint, we notify the complainant about the status, we investigate the matter internally, and if necessary, suspend the infringer’s use of Digex services and products until there is resolution of the matter. The Digex Acceptable Use Policy Board seeks to respond quickly to complaints that would fall under the scope of the Digital Millennium Copyright Act. There is no assurance that our process and acceptable use policy will shield us from liability but we have made a significant effort to meet the requirements. Our customers are subject to an acceptable use policy which prohibits them from posting, transmitting or storing material on or through any of our services which, in our sole judgment, is (1) in violation of any local, state, federal or foreign law or regulation, (2) threatening, obscene, indecent or defamatory or that otherwise could adversely affect any individual, group or entity or (3) in violation of the intellectual property rights or other rights of any person.

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

A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to (1) the infrastructures on which the Internet rests, (2) access charges, (3) encryption standards and related export controls, (4) content regulation, (5) consumer protection, (6) advertising, (7) intellectual property, (8) privacy,  (9) electronic commerce, and (10) taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. We are unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results.

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

Employees

As of December 31, 2002, we employed approximately 785 full and part-time employees located in the United States, United Kingdom and Japan. None of our employees is covered by a collective bargaining agreement. We believe that we maintain satisfactory relations with our employees.

Risk Factors

We have a history of negative cash flows and significant losses which may continue in the foreseeable future, and may impact our ability to continue as a going concern. We need to raise additional funds, and such funding may not be available to us on favorable terms, if at all.

Since our inception, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of December 31, 2002, we had approximately $20.9 million of cash and cash equivalents, a working capital deficit of $59.2 million and had incurred losses since inception resulting in an accumulated deficit of $630.6 million. Management is working to remedy this situation, but we cannot assure you that our efforts will be successful and that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. The funding agreement we had in place with WorldCom expired on December 31, 2002, and we currently do not have other funding arrangements in place to support the 2003 business requirements. Although we have had, through the special committee of our board of directors, discussions with potential funding sources, there can be no assurance that we will be successful in obtaining funding for our 2003 requirements. Additionally, we have filed a “Proof of Claim” in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to us from WorldCom under the Digex—WorldCom Master Channel Agreement, along with other pre-petition amounts due to us from WorldCom. Some portion of those claims may entitle us to set off those amounts against amounts due to WorldCom. Without funding from an external source, receiving payment for our “Proof of Claim” and/or obtaining the right of offset between the amounts due to us from WorldCom and amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.

The exploration of strategic alternatives for our company may result in, among other things, increased expenses, interference with customer relationships and diversion of management’s attention.

Our board of directors has formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of the independent directors, has retained Lane, Berry & Co. International as its financial advisor. In assessing our options, the special committee will consider, among other factors, our revenue performance; the competitive nature of the industry in which we compete and our position within that industry; prevailing economic conditions both generally and within our industry; our ability to identify a buyer of all or a portion of our assets acceptable to us; the risks associated with restructuring our business, including the potential impact that a restructuring could have on our financial results; and the opinion of Lane, Berry & Co. International as to the feasibility of our strategic alternatives.

Some of the risks that we may encounter include:

•	expenses and difficulties in identifying potential acquirers or targets and the costs associated with any transactions that are abandoned before completion;

•	diversion of management’s attention during this process;

•	increased difficulty in developing and maintaining customer relationships due to questions about our future;

•	difficulties retaining or replacing key employees who leave because we are exploring strategic alternatives; and

•	impact on our financial condition due to the timing of a transaction.

These risks could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is currently generated by services provided to WorldCom and companies affiliated with WorldCom, and the loss of this revenue would substantially impair our future operating results.

At December 31, 2002, WorldCom and WorldCom affiliate customers comprised 41.2% of our total customers. WorldCom and WorldCom affiliates accounted for approximately 27.4%, 13.7%, and 3.6% of our revenue in 2002, 2001, and 2000, respectively. We cannot assure you that revenues generated from WorldCom and WorldCom affiliates will continue or that we will be able to secure business from other customers to replace this revenue in the future. The loss of revenue from WorldCom and WorldCom affiliates, or our inability to replace this operating revenue, would substantially impair our future operating results.

We have experienced declining recurring revenue in 2002, and such declines in revenue may continue if we are not successful in obtaining new business.

Revenue from recurring services provided to customers, which is tracked by us on a monthly basis, declined by approximately 17.2% from December 2001 to December 2002. Recurring revenue does not include revenue from one-time services, such as installation fees and early termination fees. Recurring revenue has decreased from 2001 primarily due to increased customer attrition and a decrease in new customer acquisition. We have experienced a net loss of customers, as well as reductions in the amount of services and/or servers provided to certain customers that have remained with us. We believe that there are two primary factors responsible for the increased revenue churn and decreased customer acquisition: (1) general downturn in the economy, which has forced companies to evaluate the level of their IT spending, and (2) the bankruptcy filing of WorldCom, which may have prompted customers to scale back or terminate services provided by us or not sign new agreements, due to perceived risks associated with our affiliation with WorldCom. We cannot assure you that we will be able to retain existing customers at current or upgraded service levels, or complete contracts with new customers, both of which, if achieved, could stabilize or grow revenue. Continued declines in recurring revenue would have an adverse impact on our business.

We are controlled by a majority stockholder which could involve multiple risks for you as a stockholder.

WorldCom controls (through its subsidiary, Intermedia) a majority of our voting power, and our majority stockholder’s interests in us may conflict with your interests as a stockholder. Intermedia, indirectly through its wholly-owned subsidiary, Intermedia Financial Company, owns all of the issued and outstanding shares of our Class B common stock. Intermedia currently owns 39,350,000 shares of Class B common stock, or approximately 60.7% of the outstanding capital stock of Digex. Each share of Class B common stock is entitled to 10 votes, as compared to one vote for each share of Class A common stock. As a result, WorldCom indirectly controls approximately 93.9% of our voting interests, and controls the management and affairs of Digex, and all matters submitted to our stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. The price of our Class A common stock may be affected as a result of us having a controlling stockholder.

We will require additional funds to finance our business, but our ability to raise funds is significantly limited by agreements that are binding on us. Intermedia has issued debt securities to the public under seven indentures. As a subsidiary of Intermedia, we are currently subject to a number of restrictions under the Intermedia indentures. These restrictions limit our ability to, among other things, make certain restricted payments, incur indebtedness and issue preferred stock, pay dividends or make other distributions, engage in sale and leaseback transactions, create liens, sell our assets, issue or sell our equity interests, or enter into certain mergers and consolidations. As a result, our future financing sources may be significantly limited and our use of any proceeds of any future financing may be significantly restricted. The note purchase agreements between WorldCom and Digex and between Intermedia and Digex also limit our ability to, among other things, make certain restricted payments, incur indebtedness, sell our assets, engage in sale and leaseback transactions, and create liens.

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

We were established in January 1996 to provide Web site hosting services for businesses deploying complex, mission-critical Web sites. Today, we provide hosting solutions for companies conducting business on the Internet, including on-line financial services, on-line procurement, electronic retailing, and customer self-service applications. Our range of service offerings has changed since 1996 and our business model is still evolving. Because some of our services are new, we cannot be sure that businesses will buy them, and consequently, the revenue and income potential of our business is unproven. Our limited operating history makes predicting future results difficult. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the rapidly evolving market for hosting services. To address these risks, among other things, we must:

•	provide reliable, technologically current and cost-effective services;

•	continue to upgrade and expand our infrastructure;

•	market our brand name and services effectively;

•	maintain and develop our business alliances; and

•	retain and attract qualified personnel.

Our decision to limit our practice, on a prospective basis, of purchasing equipment and subsequently renting the equipment to our customers may have a material adverse effect on our future results and business operations.

New customers, as well as current customers seeking to renew or modify their agreements, may have to obtain equipment directly from equipment vendors, through our program whereby customers purchase previously utilized equipment, through our third-party leasing program, or may have to furnish their own equipment. We may not be successful in attracting new customers or keeping existing customers who choose not to utilize any of these equipment obtainment methods. If we are unable to keep our current customers and attract new customers, our future results and business operations could be materially harmed.

We may experience difficulties developing and maintaining customer, vendor, or employee relationships due to their perceptions of our financial position.

The perceptions of our customers, vendors, or employees regarding our financial stability may be affected by the bankruptcy filing of WorldCom, our declining revenue, current economic conditions and the extent to which we are highly leveraged. General economic conditions, our outstanding contractual obligations and contingent commitments may have created a perception of relative illiquidity. Our customers or vendors may perceive that there is increased risk in doing business with us due to our current financial position. To the extent that such perceptions exist, customers and vendors may question our financial stability and viability and thereby increase the difficulties inherent in securing and maintaining customer or vendor relationships necessary to our business. Our employees may determine that their employment with us is tentative, due to their perceptions of our financial position and ability to continue as a going concern. After November 3, 2003, we may also lose certain key employees with retention bonus agreements who might choose to leave upon payment of their retention bonus amounts.

Given current market conditions, we may have difficulty collecting a portion of our accounts receivable.

Our allowance for doubtful accounts, without giving effect to amounts due from WorldCom, has remained relatively constant at approximately 23% and 24% of our trade accounts receivable at December 31, 2002 and 2001, respectively. Management believes that the allowance is reasonable given the potential that our customers may be financially impaired due to the downturn of the economy and our industry. Due to the uncertainties brought about by the WorldCom bankruptcy filing, we recorded a provision for doubtful accounts of $18.3 million for all receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002. The amount due from WorldCom approximated $13.2 million (net of deferred revenue related to WorldCom of $3.6 million) at December 31, 2002, representing approximately 41% of our total gross accounts receivable. Although we believe we are adequately reserved for doubtful accounts, there can be no assurance that we will be able to collect all of the net past due accounts receivable on our balance sheet.

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

We believe our short and long-term success also depends largely on our ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. Our inability to attract and retain such personnel would limit our growth and harm our business.

Stock options of Digex Class A common stock have been used as a method to attract and retain employees, to motivate performance and to align the interests of management with those of our stockholders. Due to declines in the market price of our common stock, all stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. Without adequate incentives, we may find it more difficult to retain key employees.

Our quarterly and annual results may fluctuate, resulting in fluctuations in the price of our Class A common stock.

Our results of operations fluctuate on a quarterly and annual basis. We expect to continue experiencing fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

•	demand for and market acceptance of our services;

•	introductions of new services by us and our competitors;

•	capacity utilization of our data centers and assets;

•	timing of customer installations;

•	our mix of services sold;

•	customer retention;

•	the timing and magnitude of our capital expenditures;

•	changes in our pricing policies and those of our competitors;

•	fluctuations in bandwidth used by customers;

•	our retention of key personnel;

•	reliable continuity of service and network availability;

•	costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

•	the provision of customer discounts and credits;

•	the introduction by third parties of new Internet and networking technologies;

•	recognition of revenue from WorldCom on a cash basis;

•	licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

•	other general economic factors.

For these and other reasons, in some future quarters, our results of operations may fall below the expectations of securities analysts or investors, which could negatively affect the market price of our Class A common stock.

Our Class A common stock was recently delisted from the Nasdaq SmallCap Market, which could cause our stock price to fall and decrease the liquidity of our Class A common stock.

Effective at the opening of business on February 28, 2003, our Class A common stock was delisted from the Nasdaq SmallCap Market where it traded from October 1, 2002 to February 27, 2003. Prior to October 1, 2002, our Class A common stock traded on the Nasdaq National Market. Shares of our Class A common stock are now traded on the Over-the-Counter Bulletin Board. Nasdaq delisted our Class A common stock because our Class A common stock did not meet minimum listing standards.

Delisting our Class A common stock may have an adverse impact on the market price and liquidity of our Class A common stock. In addition, the trading price of our Class A common stock was less than the $1.00 per share at the time of our Nasdaq delisting, and therefore our Class A common stock now comes within the definition of a “penny stock”. As a result, our Class A common stock is subject to the penny stock rules and regulations which require additional disclosure by broker-dealers in connection with any trades involving penny stock. The additional burdens imposed on broker-dealers may restrict the ability or willingness of broker-dealers to sell our Class A common stock and may effect your ability to sell our Class A common stock in the secondary market.

Our business, in large part, depends on backbone network services we receive from third-party network providers. Any disruption of these backbone services or our network provider’s inability to maintain its peering relationships could be costly and harmful to our business.

We currently rely primarily on WorldCom for backbone network services in the U.S. and U.K. We also have agreements with Level 3 and PacketExchange in the U.S. and U.K., respectively, to provide us with network services. If any of these providers is unable to provide us with network services or if our agreements are terminated, we would need to rapidly secure an alternative provider of these services. As a result, we could incur transition costs and our monthly costs of operations could increase. In addition, such a transition could have a detrimental effect on our customer service levels.

The Internet is composed of many ISPs that operate their own networks and interconnect with other ISPs at various peering points. Peering relationships are arrangements that permit ISPs to exchange traffic with one another without having to pay for the cost of transit services. A peering relationship is a competitive factor that allows a hosting company to provide faster data transmission than another. We believe the tier-one status and numerous peering relationships of WorldCom enable WorldCom to provide us faster data transmission than that provided by many other ISPs. If WorldCom fails to adapt its network infrastructure to meet industry requirements for peering or loses its peering relationships for any other reason, then our transmission rates could be reduced, resulting in a decrease in the service quality we provide to our customers.

If we are unable to secure sufficient network capacity to meet our future needs on reasonable terms or at all, we might not be able to provide adequate service to our customers.

We must continue to expand and adapt our network arrangements to accommodate an increasing amount of data traffic and changing customer requirements. We have entered into network services agreements with network providers to provide us with certain network transit capacity which we believe to be adequate for our capacity requirements. However, if our future network capacity requirements exceed the capacity that our network providers have committed to provide to us, we may have to pay higher prices for such additional network capacity or such capacity might not be available at all. Our failure to achieve or maintain high-capacity data transmission could negatively impact service levels to our existing customers and limit our ability to attract new customers.

We operate in a dynamic market with uncertain prospects for growth.

The market for Web and application hosting and related services is evolving rapidly. Our future growth, if any, will depend on the continued trend of businesses outsourcing their hosting needs and our ability to market and sell our services effectively. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use these Internet-based services to the degree or in the manner that we expect. It is possible that at some point businesses may find it cheaper, more secure or otherwise preferable to host their Web sites and applications internally and decide not to outsource the management of their Web sites and applications. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

We are subject to the risks associated with rapid industry changes.

The Internet services and IT outsourcing industries in which we operate are characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product innovations. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render our services non-competitive or obsolete. In addition, we cannot provide any assurance that our service developments or enhancements will achieve or sustain market acceptance or be able to address effectively the compatibility issues raised by technological changes or new industry standards.

We may be unable to achieve our operating and financial objectives due to significant competition in the managed hosting industry.

The market for hosting Web sites and applications is highly competitive. There are few substantial barriers to entry and many of our current competitors have greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than we possess. See also “Business— Competition.” Our current and potential competitors in the market include large information technology outsourcing firms, telecommunications companies, Web hosting service providers, and Internet service providers. Our competitors may operate in one or more of these areas and include AT&T, EDS, IBM, and Sprint. A number of our other competitors have recently filed for protection under the federal bankruptcy laws.

Our competitors may be able to expand their network infrastructures and service offerings more quickly. They may also bundle other services with their managed hosting services, which could allow them to reduce the relative prices of their Web site hosting and/or application hosting services beyond levels that we could compete with, and they could generally adopt more aggressive pricing policies. In addition, some competitors have entered and will likely continue to enter into joint ventures or alliances to provide additional services which may be competitive with our services. The Web hosting and application hosting markets have been experiencing consolidation, and are likely to continue to do so, which could result in increased price competition and other competition that would make it more difficult for us to compete.

Our business will not grow unless Internet usage grows and Internet performance remains adequate.

Our business plan anticipates continued growth in the Web and application hosting markets, and our success depends on continued growth in the use of the Internet as a commercial marketplace. The growth of the Internet, including the Web hosting and application hosting markets, is subject to a high level of uncertainty and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communications, security concerns, increases in data transport capacity and general economic conditions. If the Internet as a commercial medium fails to grow or develops more slowly than expected, then our business could be adversely affected.

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

Our success also depends on growth in sales of our particular managed service offerings. This growth depends, in part, on customers trusting us to deliver the services in a timely and efficient manner, and believing that we will continue to operate for at least as long as the life of any contract between us and our customers. This trust may be difficult to establish because there has been substantial downturn in the telecommunications and technology industry, leading to many bankruptcies and closures of competing Internet service providers and managed service providers. Some of these closures required the customers of the closing Internet service provider or managed service provider to find alternative providers on very short notice. We cannot assure you that our success will not be adversely impacted as a result of a downturn in the Internet services industry.

We could be subject to increased operating costs, as well as claims, litigation, or other potential liability in connection with risks associated with Internet security and the security of our systems.

A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our Internet application services utilize encryption and authentication technology, both internally developed as well as licensed from third parties, to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties, manned security services provided by third parties, and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

Our data centers and the networks we rely on are sensitive to harm from human actions and natural disasters. Any resulting disruption could significantly damage our business and reputation.

Our reputation for providing reliable service largely depends on the performance and security of our data centers and equipment, and of the network infrastructure of our connectivity providers. Our customers often maintain confidential information on our servers. However, our data centers and equipment, the networks we use, and our customers’ information are potentially subject to unauthorized access and damage from human error and tampering, breaches of security, natural disasters, terrorist attacks, power loss, capacity limitations, software defects, telecommunications failures, intentional acts of vandalism, including computer viruses, and other factors that have caused, and will continue to cause, interruptions in service or reduced capacity for our customers, and could potentially jeopardize the security of our customers’ confidential information such as credit card and bank account numbers. Despite precautions we have taken and will continue to take, the occurrence of a security breach, interruption in service or other unanticipated problems could seriously damage our business and reputation and cause us to lose customers. Additionally, the time and expense required to eliminate computer viruses and alleviate other security problems could be significant and could impair the quality of service we provide to our customers. Because we often provide our customers with service level agreements, we may have to credit our customers’ accounts, which could significantly reduce our revenues. Additionally, in the event of any resulting harm to customers, our customers might seek to hold us liable for damages. Our customers are required to sign service order forms which incorporate our terms and conditions, comprising a customer agreement in which we have limitations on our liability; however, a customer could still bring a lawsuit against us claiming damages as a result of the security breach, interruption in service, or other unanticipated problem. There can be no assurance that a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We believe we would have meritorious defenses to any such claims, but there can be no assurance that we would prevail. In such cases, we could be liable for damage awards exceeding our liability insurance by an unknown but significant amount, which could seriously harm our business.

Providing services to customers with mission-critical Web sites and Web-based applications could potentially expose us to lawsuits for customers’ lost profits or other damages.

Because our Web and application hosting services are critical to many of our customers’ businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Our customers are required to sign service order forms which incorporate our terms and conditions, comprising a customer agreement. Although these terms disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. There can be no assurance that a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We believe we would have meritorious defenses to any such claims, but there can be no assurance that we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which could seriously harm our business.

We maintain risk related to uncertainties surrounding our former independent public accountants, Arthur Andersen LLP.

Arthur Andersen LLP (“Arthur Andersen”), our former independent public accountants that audited the Company’s financial statements for the fiscal year ended December 31, 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government’s investigation of Enron Corp. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen’s audit of our financial statements. The SEC has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen provided that the we comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

In the future, should we seek to access the public capital markets, the SEC’s current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen until our audited financial statements for the year ending December 31, 2004 become available in the first quarter of 2005. The SEC has adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Arthur Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants’ reports and written consents issued by Arthur Andersen. Although we believe that we currently meet the requirements for such exemptions, if the SEC ceases accepting financial statements audited by Arthur Andersen pursuant to such exemptions, it is possible that our financial statements for the year ended December 31, 2001 audited by Arthur Andersen might not satisfy the SEC’s requirements. If this occurs, we would not be able to access the public capital markets unless Ernst & Young LLP, our current independent auditing firm, or another independent auditing firm is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on us.

Regulatory and legal uncertainties could have significant costs or otherwise harm our business.

Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for on-line commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on-line. The application of existing laws or promulgation of new laws could require us to expend substantial resources to comply with such laws or discontinue certain service offerings. Increased attention to liability issues could also divert management attention, result in unanticipated expenses and harm our business. Regulation of the Internet may also harm our customers’ businesses, which could lead to reduced demand for our services. We are not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other government agency, other than as to regulations applicable to business in general. However, in the future we may become subject to regulation by the FCC or other federal or state agencies, which could increase our costs and harm our business. See “Business—Government Regulation.”

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

We operate data centers in the London metropolitan area and in Tokyo. In furtherance of our international activities, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. The rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. Other risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems in collecting accounts receivable;

•	fluctuations in currency exchange rates and imposition of currency exchange controls;

•	ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	employment laws and practices in foreign countries.

Any of these could adversely affect our international operations. Furthermore, some foreign governments have enforced laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States. Any one or more of these factors could adversely affect our contemplated future international operations and consequently, our business.

We may be negatively impacted by catastrophic events.

Catastrophic events may negatively impact us by causing (i) further downturn in the economy; (ii) increases in insurance premiums; (iii) limitations on the available amount of insurance coverage; (iv) uncertainty in financial markets resulting in the inability to obtain financing on acceptable terms or at all, for debt repayments, capital expenditures or working capital. Catastrophic events include floods, fires, earthquakes, hurricanes, acts of war and/or terrorist attacks, such as the events of September 11, 2001.

This report includes forward-looking statements, which could differ from actual results.

Some of the statements in this Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes” or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. Examples of forward-looking statements include discussions relating to:

•	plans to expand our existing managed hosting services;

•	introductions of new products and services;

•	estimates of market sizes and addressable markets for our services and products;

•	estimates of future revenues;

•	statements regarding the future course of our relationship with Intermedia and WorldCom; and

•	strategic alternatives.

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

Available Information

Our Internet website address is www.digex.com. Information on our website is not incorporated by reference into this report. This report, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.    Properties

We currently lease office space for our corporate headquarters in Laurel, Maryland and for administrative offices in Beltsville, Maryland and San Jose, California. Our international administrative offices in the United Kingdom support our international operations. Our regional sales offices are located in major cities and metropolitan areas within the United States, as well as the United Kingdom and Japan. As of December 31, 2002, we leased or colocated an aggregate of 16 facilities for our sales offices in the following locations:

U.S. locations			International locations
Atlanta, GA	East Rutherford, NJ	Philadelphia, PA	London, United Kingdom
Boston, MA	Irvine, CA	San Francisco, CA	Tokyo, Japan
Chicago, IL	Los Angeles, CA	San Jose, CA
Dallas, TX	Miami, FL	Laurel, MD
Detroit, MI	New York, NY

In the fourth quarter of 1999, we opened our data centers on the east and west coasts of the United States. Our first international data center, which is located in London and became operational in July 2000, provides Digex customers in Europe the same technology, security, and support services as is provided in the United States. Our U.S. data centers, except for those built into WorldCom facilities, are leased with terms expiring in 2009. We currently lease space and equipment for our U.K. data center from MCI WorldCom, a subsidiary of WorldCom, after it had purchased certain assets from Telia UK Limited, our previous supplier. Through our facilities agreement with WorldCom, we have built managed Web hosting facilities into existing WorldCom data centers in the United States and abroad patterned on Digex SmartCenterSM specifications. The agreement expires on December 31, 2003.

As of December 31, 2002, our total property and equipment in service consisted of buildings (6.5%), electronic and computer equipment (59.0%), computer software (10.9%), furniture, office equipment, and vehicles (1.6%), and leasehold improvements (22.0%). Such properties do not lend themselves to description by character and location of principal units. Substantially all of our equipment is housed in multiple leased facilities on the east and west coasts of the United States. We believe that our properties are adequate and suitable for their intended purposes.

Data Center Infrastructure

We presently operate secure data centers specifically designed for the non-stop 24-hours a day hosting of Web sites and Web-based applications. Our data centers combine the predictability and control of traditional mainframe-based data centers with the network access and capacity required for today’s Internet-based computing. Our data centers are designed to provide high service levels while permitting customers to rapidly deploy new and strategic applications without increasing cost or incurring risk.

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

Item 3.    Legal Proceedings

On August 1, 2002, the law firm of Richards Layton & Finger (“Richards Layton”) requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 each to Richards Layton and a second law firm, Cahill Gordon & Reindel (“Cahill Gordon”), in connection with their representation of the former Special Committee (“FSC”) of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the “Shareholder Action”). The request sought modification of a Chancery Court order of July 29, 2002 (the “Order”), which required WorldCom to pay $1,860,187.14 to reimburse certain expenses approved by the FSC pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevented immediate enforcement of the Order against WorldCom, Richards Layton sought the requested modification to obtain payment directly from Digex. On August 23, 2002, the Chancery Court denied Richards Layton’s request on the grounds that WorldCom’s bankruptcy, commenced before the issuance of the Order, deprived the Chancery Court of authority to adjudicate WorldCom’s liability for expenses of the FSC, and, therefore, rendered the Order void ab initio. The FSC subsequently sought leave of the Bankruptcy Court to pursue collection of the expenses from Digex notwithstanding the WorldCom bankruptcy. By order dated January 30, 2003, the Bankruptcy Court denied that request on the grounds that (i) the Chancery Court had correctly determined that the Order was void ab initio and (ii) separate proceedings seeking payment of the expenses directly by Digex would “necessarily implicate WorldCom because of the interrelationship of the parties in the underlying dispute.”

Neither the FSC nor its counsel have subsequently instituted any proceedings to collect the claimed fees and expenses directly from Digex. It is not possible to determine at this point whether the FSC will elect to pursue its claims for the fees and expenses directly against Digex, either before or after the conclusion of the WorldCom bankruptcy proceedings.

In December 2002 and January 2003, Digex was sued in two separate cases brought by employees alleging discrimination. The first alleges that Digex discriminated against the employee when she was not selected for the CEO position in June 2002 following Digex’s termination of its then CEO, and further claims that Digex has subsequently retaliated against her in the terms and conditions of her employment, even though her compensation package remains unchanged. The second claims discrimination based on an alleged failure by Digex to promote this individual to a newly created position, and further claims that she has been demoted, even though her title and compensation remain unchanged. Both complaints include multi-million dollar claims for damages; however, neither details the basis for such damages. Although Digex is not able to predict the outcome of these cases, Digex believes the claims are without merit and is defending itself vigorously.

In February, 2003, Digex was sued by Computer Associates International, Inc. The complaint alleges breach of contract on the part of Digex, and seeks damages of $6,427,815.90. This matter is in its initial stages. Although Digex is not able to predict with any reasonable certainty the likely outcome of this arbitration, Digex believes that Computer Associates’ complaint is without merit and Digex intends to continue its vigorous defense of the case, which likely will include a counterclaim exceeding amounts sought by Computer Associates in the litigation.

In ordinary course of business, Digex is party to litigation. Management does not believe that the outcome of such litigation will materially affect Digex or these consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock currently trades on the Over-the-Counter (OTC) Bulletin Board under the symbol “DIGX”. Effective at the opening of business on February 28, 2003, our Class A common stock was delisted from the Nasdaq SmallCap Market, where it traded from October 1, 2002 through February 27, 2003. Prior to October 1, 2002, our Class A common stock traded on the Nasdaq National Stock Market.

As of March 25, 2003, there were 91 holders of record of our Class A common stock and, based on an estimate of the number of individual participants represented by security position listings, there are approximately 12,153 beneficial holders of our Class A common stock. All of our outstanding Class B common stock is held of record by Intermedia Financial Company. The approximate high and low closing prices for our Class A common stock, as reported by the Nasdaq National Stock Market and the Nasdaq SmallCap Market, were:

	2002		2001
	High	Low	High	Low
First quarter	$3.06	$0.72	$31.38	$12.69
Second quarter	1.25	0.22	19.50	8.38
Third quarter	0.26	0.14	11.21	3.34
Fourth quarter	1.15	0.11	3.35	1.40

Dividend Policy

We have not declared any dividends in the last two years. We do not anticipate paying any dividends on any of our common stock in the foreseeable future. Moreover, we are subject to restrictions under the Intermedia indentures, which restrict any subsidiary of Intermedia from paying dividends unless Intermedia meets certain financial tests. Intermedia does not currently meet and is not expected to meet these financial tests in the foreseeable future. Therefore, we are effectively prohibited from paying dividends. We may also incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends.

Pursuant to a final settlement of the consolidated derivative and class action suits approved by the Delaware Court of Chancery in Wilmington, Delaware, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia—WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs’ attorneys fees was distributed to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys’ fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action were paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,642,807	$46.38	6,437,454

Equity compensation plans not approved by security holders	—	—	—

Total	3,642,807	$46.38	6,437,454

Recent Sales of Unregistered Securities

None.

Use of Proceeds from a Sale of Registered Securities

None.

Item 6. Selected Financial and Other Operating Data

The following table sets forth selected historical financial data of Digex for the years ended December 31, 1998, 1999, 2000, 2001, and 2002. Basic and diluted net loss per share have been calculated assuming that the common shares issued in connection with our recapitalization in April 1999 were outstanding for all periods of Digex presented, and giving effect to the 50,000-for-one stock split of our Class B common stock effected in July 1999 prior to the closing of our initial public offering.

The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our consolidated financial statements and related notes, included elsewhere in this report.

	Year Ending December 31,
	2002	2001	2000	1999	1998
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Revenue	$136,522	$185,025	$162,085	$59,786	$22,635
Revenue from WorldCom	51,438	29,328	6,000	—	—

Total revenue	187,960	214,353	168,085	59,786	22,635

Costs and expenses:
Cost of operations	14,316	16,138	21,244	9,656	6,710
Cost of services	86,886	103,962	69,658	21,750	7,044
Selling, general and administrative	81,122	125,140	134,227	65,948	16,021
Provision for doubtful accounts	4,004	15,374	10,649	4,265	1,491
Provision for doubtful accounts for WorldCom	18,264	—	—	—	—
Deferred compensation	3,603	3,192	4,101	1,299	—
Impairment loss	56,990	—	—	—	—
Depreciation and amortization	160,878	136,396	78,819	29,070	8,109

Total costs and expenses	426,063	400,202	318,698	131,988	39,375

Loss from operations	(238,103)	(185,849)	(150,613)	(72,202)	(16,740)
Other income (expense):
Interest expense	(8,682)	(4,768)	(2,008)	(1,094)	—
Interest income and other	552	2,158	9,686	3,458	—

Loss before income tax benefit	(246,233)	(188,459)	(142,935)	(69,838)	(16,740)
Income tax benefit	—	—	—	4,839	159

Loss before cumulative effect of change in accounting principle	(246,233)	(188,459)	(142,935)	(64,999)	(16,581)
Cumulative effect of change in accounting principle	—	—	(166)	—	—

Net loss	(246,233)	(188,459)	(143,101)	(64,999)	(16,581)
Accretion of preferred stock discount	(2,516)	(4,025)	—	—	—

Net loss available to common stockholders	$(248,749)	$(192,484)	$(143,101)	$(64,999)	$(16,581)

Net loss per common share:
basic and diluted	$(3.85)	$(3.00)	$(2.26)	$(1.19)	$(0.33)

Other Data:
Net cash provided by (used in) operating activities	$5,417	$(62,705)	$(62,520)	$(20,515)	$(10,930)
Net cash used in investing activities	(27,794)	(98,882)	(204,604)	(170,193)	(30,969)
Net cash provided by financing activities	30,941	90,453	261,818	279,486	41,899
Cash capital expenditures	28,406	98,201	202,604	170,396	30,969

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$20,897	$12,096	$83,434	$88,778	$—
Restricted investments	3,059	3,197	2,000	—	—
Working capital (deficit)	(59,235)	9,243	71,922	74,778	1,231
Property and equipment, net	149,195	327,701	348,975	205,903	39,059
Total assets	220,839	427,358	521,051	344,309	77,739
Long-term notes payable, including current portion	130,708	93,264	4,207	3,712	—
Capital lease obligations, including current portion	30,363	35,152	29,002	16,567	2,089
Redeemable preferred stock	45,748	81,503	71,572	—	—
Total stockholders’/owner’s equity (deficit)	(42,798)	157,644	345,056	290,189	70,845

(1)	Prior to our initial public offering in July 1999, we participated in Intermedia’s and the Predecessor’s centralized cash management system, and, as a result, did not carry cash balances on our financial statements for any period prior to the initial public offering. Since that date, we have maintained and reported cash balances on our financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a provider of Web, application, and enterprise managed hosting services for businesses. Our services include server management, application support, managed networking services, and customer care and support services. We also offer advanced IT services, such as enhanced security, database services, high-availability and application optimization services, stress testing, and consulting services. As part of our services, we provide the installation and maintenance of computer hardware and software, network technology, and systems management to offer our customers a broad range of managed hosting solutions. From major corporations to Internet-based businesses, our customers use our services to rapidly deploy their business solutions including on-line financial services, on-line procurement, electronic retailing, and customer self-service applications.

At February 28, 2003, we served approximately 580 customers, of which approximately 237 came through the WorldCom channel. For those customers, we manage 3,319 Windows-based, UNIX-based and Linux-based servers in our data center facilities. Our data center facilities are positioned on the east and west coasts of the United States, and in Europe and Asia. Approximately 1,096 of our total managed servers were sold through the sales channel agreement with WorldCom.

WorldCom is our majority stockholder, primary lender, a significant customer and one of our largest vendors. On July 21, 2002, WorldCom and many of its domestic affiliates, but not including Digex, filed a petition for reorganization in the federal bankruptcy court of New York. The following day, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in Digex of up to $10.0 million per month.

Our 2003 business plan will require external funding. Due to the uncertainties surrounding WorldCom, and our historical dependency on WorldCom to provide funding, our board of directors formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of independent directors, has retained Lane Berry & Co. International as its financial advisor. There can be no assurance that any transaction or other corporate action will result from this effort. See “Risk Factors—The exploration of strategic alternatives for our company may result in, among other things, increased expenses, interference with customer relationships and diversion of management’s attention.” for a discussion of some of the risks involved in this process.

During 2002, we borrowed $37.2 million from WorldCom which was significantly less than the budgeted amounts included in the 2002 business plan. We did not borrow funds from WorldCom during the fourth quarter of 2002, nor would we have required borrowing from WorldCom in the third quarter of 2002 had pre-petition amounts due from WorldCom been paid to us. The funding agreement we had in place with WorldCom expired on December 31, 2002 and we currently do not have other funding arrangements in place. Although we have had, through the special committee of our board of directors, discussions with potential funding sources, there can be no assurance that we will be successful in obtaining funding for our 2003 requirements. Additionally, we have filed a “Proof of Claim” in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to us from WorldCom under the Digex—WorldCom Master Channel Agreement, along with other pre petition amounts due to us from WorldCom. Some portion of those claims may entitle us to set off those amounts against amounts due to WorldCom. Without funding from an external source, receiving payment for our “Proof of Claim” and/or obtaining the right of offset between the amounts due to us from WorldCom and the amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003.

In October 2000, we entered into a Prime/Subcontractor Agreement with WorldCom whereby we agreed to provide, for certain service fees, managed hosting services to WorldCom customers in the United States and in all international locations we presently serve or will serve in the future. Under the terms of the agreement, we provide the computer hardware, software, network technology, Internet connectivity and systems management necessary to offer WorldCom’s customers comprehensive outsourced managed hosting solutions. In November 2000, WorldCom announced the immediate U.S. availability of an expanded global Web hosting product suite to include high-end managed hosting services through arrangements with us. We recognized $6.0 million of revenue under the agreement in the fourth quarter of 2000.

Effective January 1, 2001, WorldCom and Digex entered into a sales channel agreement, whereby WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. Through the sales channel agreement, WorldCom has sold our portfolio of managed hosting products; however, it has not met committed sales targets. WorldCom agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003, contingent on our satisfaction of certain levels of service and data center capacity. WorldCom agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. WorldCom also agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 (“the Minimum Annual Commitment”). In addition, WorldCom agreed to compensate us, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that we generate operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, we agreed to share such operating income with WorldCom. WorldCom’s participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

In 2002, WorldCom purchased a total of $60.7 million in services from us under the sales channel agreement, significantly less than the $192.0 million annual revenue commitment. We recognized revenue from WorldCom, under the sales channel agreement, of $51.4 million for the year ended December 31, 2002. All revenue recognized under the sales channel agreement in 2002 resulted from actual managed hosting services purchased for resale by WorldCom, net of $2.9 million representing WorldCom’s share in the net operating income related to activity under the sales channel agreement. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection due to the June 2002 announcements from WorldCom. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of December 31, 2002. We recorded a provision for doubtful accounts of $18.3 million for all receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002. Revenue from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

In 2001, we recognized revenue of $29.3 million related to WorldCom, of which total revenues of $29.1 million were recorded under the sales channel agreement. Of the revenues recorded under the sales channel agreement, $14.8 million resulted from actual managed hosting services. Total revenues for the difference between actual managed hosting services sold and the Minimum Annual Commitment were $32.3 million. These amounts, aggregated, were reduced by $18.0 million, representing WorldCom’s share in the net operating income related to activity under the sales channel agreement.

Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand. These hosting facilities were patterned after our SmartCenterSM facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. The payments for the data center space and connections from the space to a WorldCom Internet Protocol (IP) network hub amounted to $2.9 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. Through this arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through North

America, South America, Europe, Asia, and Australia with over 2,500 points of presence. In the second quarter of 2001, we fully transitioned to the WorldCom global IP network as our primary network. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $2.8 million and $6.0 million for the years ended December 31, 2002 and 2001, respectively. We maintain separate agreements with Level 3 and PacketExchange to provide additional network services.

Through our network services agreements, WorldCom, Telia UK Limited (“Telia”), Level 3, PacketExchange, and Allegiance Telecom provided us with bandwidth and network connectivity in 2002. During most of 2002, our U.K. data center received primary and redundant network services from WorldCom and Telia, respectively. Telia provided for our data center space and infrastructure equipment in our U.K. data center, until the assets were purchased by WorldCom in December 2001. Effective March 2002, WorldCom serves as our primary bandwidth provider for the U.K.

The funding agreement with WorldCom is discussed in “Liquidity and Capital Resources—Funding From Affiliates” below. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom’s bankruptcy filing progresses.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We generate most of our revenue from monthly fees charged to customers under contracts having terms that typically range from one to three years. We also charge installation fees to new customers and to existing customers upgrading service. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), we recognize installation revenue and related direct costs of performing the installation over a period that we estimate to be the longer of the estimated life of the customer relationship or the average life of all customer contracts. We analyze the average life of our customer contracts, as it pertains to installation fees, and have determined that a 24-month period is a reasonable estimate. Any revisions in the estimated contract period will be charged to income in the period in which the facts that give rise to the revision become known.

Revenue recognized from sales made through WorldCom result substantially from activity under the sales channel agreement and include monthly fees from managed Web hosting services, installation fees pro-rated over the average life of the end-customer contracts, and the differential between the WorldCom Annual Volume Commitment and the actual annual amount billed to WorldCom for actual managed hosting services (the

“underutilization”). Revenue is reduced by discounts and commissions afforded WorldCom for actual managed hosting services sold, and a percentage share of any operating income generated under the sales channel agreement.

Since July 1, 2002, we have recognized revenue from WorldCom only upon collection due to the June 2002 announcements from WorldCom. Although we have submitted a proof of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services, we have not recognized these amounts as revenue in our financial statements in 2002 due to the uncertainties surrounding collectibility of such amounts from WorldCom. Revenue from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

We also recognize revenue from early termination fees upon collection from customers not fulfilling their contract terms, including certain changes initiated by a customer to the current compilation of services it receives or a customer’s early termination of its contract with us. These fees are typically comprised of certain monthly fees through the remaining term of the contract period and any unpaid balances.

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

Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. Rather, we test the balance of goodwill and other intangible assets for impairment on an annual basis, based upon estimated fair value. We adopted the provisions of SFAS No. 142, effective January 1, 2002. Goodwill and intangible assets include assets that arose in connection with the purchase of Business Internet, Inc. by Intermedia. Identifiable intangible assets arising from the purchase consist of trade name, customer lists, developed technology and goodwill.

Impairment of Long-lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We adopted the provisions of SFAS No. 144 on January 1, 2002. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections.

Stock-Based Compensation. We account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, in cases where exercise prices at the date of the grant equal or exceed fair market value of the underlying common stock, we recognize no compensation expense. In cases where exercise prices at the date of the grant are less than the fair market value, compensation is recognized over the period of performance or vesting period.

We have adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Refer to Note 2 “Summary of Significant Accounting Policies— Stock-Based Compensation” to the consolidated financial statements set forth elsewhere herein for the disclosures required by SFAS No. 148.

Redeemable Preferred Stock. We are accreting the preferred stock discount to the mandatory conversion date in January 2005. To date, management believes that a redemption event is not probable due to the covenants contained in Intermedia’s indentures, which restrict redemption, and the requirement of legal availability of funds. These conditions currently prohibit the redemption of the securities. If these conditions change, our estimate of when the preferred stock becomes redeemable or will be converted may require an adjustment to the accretion amount. Management will continue to evaluate the conditions as necessary.

Refer to “Business—Risk Factors” for known trends or uncertainties that are reasonably likely to affect our financial condition or results of operations.

Refer to Note 2 to the consolidated financial statements for further discussion of our significant accounting policies, and significant judgments and estimates.

General

Revenues. Our revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. We also charge installation fees for new and existing customers upgrading service. Installation revenue and related direct costs of performing the installation are recognized over the estimated contract period. We analyze the average life of our customer contracts, as it pertains to installation fees, and have determined that a 24-month period is a reasonable estimate. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Revenue earned from the sale of third party equipment is also included. We also recognize revenue from early termination fees upon collection from customers not fulfilling their contract terms, including certain changes initiated by a customer to the current compilation of services it receives or a customer’s early termination of its contract with us. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

Revenue recognized from sales made through WorldCom result substantially from activity under the sales channel agreement and include monthly fees from managed Web hosting services, installation fees pro-rated over the average life of the end customer contracts, and the differential between the WorldCom Annual Volume Commitment and the actual annual amount billed to WorldCom for actual managed hosting services (the “underutilization”). Revenue is reduced by discounts and commissions afforded WorldCom for actual managed hosting services sold, and a percentage share of any operating income generated under the sales channel agreement.

Since July 1, 2002, we have recognized revenue from WorldCom only upon collection due to the June 2002 announcements from WorldCom. Although we have submitted a proof of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services, we have not recognized these amounts as revenue in our financial statements in 2002 due to the uncertainties surrounding collectibility of such amounts from WorldCom.

Costs and Expenses. Costs and expenses include cost of operations, cost of services, selling, general and administrative expenses, provision for doubtful accounts, deferred compensation, impairment loss, and depreciation and amortization expense.

Cost of operations consists primarily of the costs for our network connectivity and firewall services. Expenses directly attributed to the sale of third party equipment are also included. We expect sales of third party equipment to increase as our third party leasing program grows.

Cost of services consists primarily of facilities administration expenses including rent, maintenance and utilities to support our data centers, and salaries and related benefits for our technical operations.

Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising costs, consultants’ fees, and other miscellaneous expenses.

Provision for doubtful accounts is maintained to reserve against trade account receivables that have been estimated to be uncollectible due to the inability of our customers to make the required payment.

Impairment loss represents the expense recorded by Digex to write-down its long-lived assets to fair market value.

Deferred compensation expense relates to stock options that were granted by Digex to certain employees at exercise prices below market value.

Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets.

Results of Operations

The following table presents amounts as reported in our audited financial statements and certain information derived from these statements as a percentage of total revenue for the years ended December 31, 2002, 2001, and 2000.

	Year Ended December 31,
	2002		2001		2000
Revenue:
Revenue	$136,522	72.6%	$185,025	86.3%	$162,085	96.4%
Revenue from WorldCom	51,438	27.4	29,328	13.7	6,000	3.6

Total revenue	187,960	100.0	214,353	100.0	168,085	100.0

Costs and expenses:
Cost of operations	14,316	7.6	16,138	7.5	21,244	12.6
Cost of services	86,886	46.2	103,962	48.5	69,658	41.4
Selling, general and administrative	81,122	43.2	125,140	58.4	134,227	80.0
Provision for doubtful accounts	4,004	2.1	15,374	7.2	10,649	6.3
Provision for doubtful accounts for WorldCom	18,264	9.8	—	0.0	—	0.0
Deferred compensation	3,603	1.9	3,192	1.5	4,101	2.4
Impairment loss	56,990	30.3	—	0.0	—	0.0
Depreciation and amortization	160,878	85.6	136,396	63.6	78,819	46.9

Total costs and expenses	426,063	226.7	400,202	186.7	318,698	189.6

Loss from operations	(238,103)	(126.7)	(185,849)	(86.7)	(150,613)	(89.6)

Other income (expense):
Interest expense	(8,682)	(4.6)	(4,768)	(2.2)	(2,008)	(1.2)
Interest income and other	552	0.3	2,158	1.0	9,686	5.8

Loss before income tax benefit	(246,233)	(131.0)	(188,459)	(87.9)	(142,935)	(85.0)
Income tax benefit	—	0.0	—	0.0	—	0.0
Cumulative effect of change in accounting principle	—	0.0	—	0.0	(166)	0.0

Net loss	$(246,233)	(131.0)%	$(188,459)	(87.9)%	$(143,101)	(85.0)%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue

Total revenue decreased 12.3% to $188.0 million in 2002 compared to $214.4 million in 2001. The decrease in revenue was due to lower monthly recurring revenues, non-collection of WorldCom’s pre-petition revenue, and non-collection of WorldCom’s minimum annual revenue commitment. Our installed base of servers decreased 1.4% to 3,536 at December 31, 2002 from 3,588 at December 31, 2001. Additionally, the average monthly revenue per server decreased 10.4% to $3,956 in 2002 from $4,414 in 2001. Since December 31, 2002, we have experienced a reduction in the number of customers and servers. Our levels have decreased from 619 customers and 3,536 servers at December 31, 2002 to 582 customers and 3,319 servers as of February 28, 2003. As of December 31, 2002 approximately 255 customers and 1,179 servers were sold through the WorldCom channel. As of February 28, 2003, 237 customers and 1,096 servers were sold through the WorldCom channel.

In 2002, we recognized revenue of $51.4 million from WorldCom, the full amount of which was recorded under the sales channel agreement. Due to the announcements made by WorldCom in June 2002, we recognized revenue from WorldCom only to the extent that we collected cash from WorldCom with respect thereto. We recognized revenue of $29.3 million in 2001 from WorldCom, of which total revenues of $29.1 million were recorded under the sales channel agreement. Additionally, total revenues from actual managed hosting services were $51.4 million in 2002 and $14.8 million in 2001. There was no difference in recognition of revenue in 2002, since there was no cash collection from the minimum annual commitment. There was no difference between actual managed hosting services sold and the minimum annual commitment in 2002, while in 2001 there was a difference of $32.3 million. The 2002 and 2001 amounts were reduced by $2.9 million and $18.0 million, respectively, representing WorldCom’s share in the net earnings related to activity under the sales channel agreement.

Cost of Operations

Cost of operations decreased 11.3% to $14.3 million in 2002 compared to $16.1 million in 2001. The decrease was primarily due to lower network costs resulting from negotiation of lower rates from our suppliers. As a percentage of revenue, cost of operations increased to 7.6% in 2002 compared to 7.5% in 2001, partially as a result of lower revenues.

Cost of Services

Cost of services decreased 16.4% to $86.9 million in 2002 compared to $104.0 million in 2001. The decrease was primarily related to reduced employee-related costs and professional fees as a result of our downsizing and cost containment efforts. As a percentage of revenue, total cost of services decreased to 46.2% in 2002 compared to 48.5% in 2001, despite the lower revenue base.

Selling, General and Administrative

Selling, general and administrative expenses decreased 35.2% to $81.1 million in 2002 compared to $125.1 million in 2001. The decrease was primarily attributable to reduced employee-related costs, professional fees, and marketing and advertising costs as a result of our downsizing and cost containment efforts in the second and third quarters of 2002. Marketing and advertising expenses were approximately $3.8 million in 2002 compared with $17.8 million in 2001. In August 2002, we reduced our workforce (primarily non-service delivery personnel) by approximately 20%. As a percentage of revenue, total selling, general and administrative expenses decreased to 43.2% in 2002 compared to 58.4% in 2001, due to the aforementioned reductions.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased 74.0% to $4.0 million in 2002 compared to $15.4 million in 2001. The decrease is primarily attributable to the fact that many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services in 2001.

Provision for Doubtful Accounts for WorldCom

In 2002, we recorded a provision for doubtful accounts of $18.3 million for all receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection.

Deferred Compensation

Deferred compensation expense increased 12.9% to $3.6 million in 2002 compared to $3.2 million in 2001. The increase was due to the immediate acceleration of vesting in Digex stock options for option holders as a result of the July 1, 2001 Intermedia—WorldCom merger. Pursuant to the vesting provisions in the stock option agreements, the closing of the merger triggered the acceleration of vesting such that all non-vested Digex stock options would, upon the one year anniversary of the closing of the merger, vest in full. On July 2, 2002, we accelerated all previously non-vested options, which resulted in the recognition of approximately $2.6 million in deferred compensation expense in the third quarter of 2002.

Impairment Loss

In light of the events surrounding WorldCom, we performed an undiscounted cash flow analysis related to our long-lived assets in the second quarter of 2002. The result of that analysis indicated that an impairment to the carrying value of our fixed assets and other intangible assets may have existed as of June 30, 2002. Based upon an independent appraisal, we adjusted our long-lived assets down to fair market value by recording an impairment loss of $57.0 million in the second quarter of 2002 related to our property and equipment of $55.4 million and identifiable intangible assets of $1.6 million.

Depreciation and Amortization

Depreciation and amortization expenses increased 17.9% to $160.9 million in 2002 compared to $136.4 million in 2001. The increase is primarily due to accelerated depreciation of certain equipment no longer in service and equipment sold to outside parties, resulting in an increase to depreciation expense of approximately $11.6 million and $4.3 million in 2002 and 2001, respectively. The equipment represents inventory of computer servers and related equipment no longer in service pursuant to the termination of customer service contracts. Our asset base consists mainly of electronics, computer hardware, computer software, and leasehold improvements with useful lives ranging from three to five years. We expect depreciation expenses to decrease as a portion of our fixed assets fully depreciate in 2003, and our depreciable fixed asset base has been reduced due to the impairments recorded in 2002 (see “Impairment Loss” above).

Interest Expense

Interest expense increased 82.1% to $8.7 million in 2002 compared to $4.8 million in 2001. The increase resulted primarily from the issuance of $37.2 million of notes payable to Intermedia in 2002, and from the increase of approximately $1.5 million of equipment acquired under capital leases.

Interest Income and Other

Interest income and other decreased 74.4% to $0.6 million in 2002 compared to $2.2 million in 2001. The decrease resulted principally from lower cash balances and interest rates during 2002.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

Total revenue increased 27.5% to $214.4 million in 2001 compared to $168.1 million in 2000. The increase in revenue was due to sales to new customers, additional services to existing customers, and revenue recognized through our sales channel agreement with WorldCom, net of customers’ modifications to site configurations. Our installed base of servers decreased 15.0% to 3,588 at December 31, 2001 from 4,216 at December 31, 2000. However, the average revenue per server increased 3.6% to $4,414 in 2001 from $4,259 in 2000. In 2001, we recognized revenue of $29.3 million from WorldCom, of which total revenues of $29.1 million were recorded under the sales channel agreement, compared to $6.0 million recorded under the Prime/Subcontractor agreement with WorldCom in 2000. Additionally, in 2001, total revenues from actual managed hosting services were $14.8 million. Total revenues for the difference between actual managed hosting services sold and the minimum annual commitment were $32.3 million. These amounts were reduced by $18.0 million, representing WorldCom’s share in the net earnings related to activity under the sales channel agreement. Revenue in 2000 included $5.0 million from a one-time sale of third party equipment, with no similar one-time sale in 2001.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased 6.8% to $125.1 million in 2001 compared to $134.2 million in 2000. The decrease was primarily attributable to a large decrease in marketing and advertising expenses, and the expiration of our general and administrative agreement with Intermedia. Marketing and advertising expenses were approximately $17.8 million in 2001 compared with $21.9 million in 2000. The general and administrative agreement with Intermedia was less than $0.1 million in 2001 compared with $15.0 million in 2000. Additional factors contributing to the decline in selling, general and administrative expense include a reduction in property taxes, and reduction in recruitment and outside consultants’ fees, partly offset by increased costs associated with a larger employee base, accruals for changes in employee benefits, regional deployment and relocation of the sales force, and expense recognition of deferred costs related to our adoption of SAB 101. As a percentage of revenue, total selling, general and administrative expenses decreased to 58.4% in 2001 compared to 80.0% in 2000, primarily because our revenue grew while a portion of the selling, general and administrative cost remained fixed.

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

Deferred Compensation

Deferred compensation expense decreased 22.2% to $3.2 million in 2001 compared to $4.1 million in 2000. The decrease was due to forfeitures in stock options held by executive officers and key employees terminated since December 31, 2000. Approximately $4.4 million of unearned compensation was forfeited in 2001. Since December 31, 2000, we recorded approximately $0.9 million of deferred compensation, a separate component of stockholders’ equity, to be expensed over the four-year vesting period of the options.

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

Liquidity and Capital Resources

Cash Flows

At December 31, 2002, we had $20.9 million in cash on hand, a working capital deficit of $59.2 million, and outstanding indebtedness to Intermedia and WorldCom under note purchase agreements in the amount of $127.2 million, $50.6 million of which is due in 2003. Taken together, our operating and investing activities have resulted in a net use of cash since inception. In the past, our cash usages have been funded by permanent contributions to capital from Intermedia totaling $148.3 million, proceeds from our equity offerings, and borrowings primarily from Intermedia and WorldCom. Since the date of our initial public offering, there have been no permanent capital contributions made by Intermedia.

Net cash provided by (used in) operating activities was $5.4 million in 2002, $(62.7) million in 2001, and $(62.5) million in 2000. We experienced positive cash flow from operations in 2002 primarily due to lower costs associated with a reduced workforce, reduction in marketing and advertising costs, and other costs due to efforts to align expenses with revenue. Also contributing to the positive cash flow from operations in 2002 are changes in accounts receivable, accounts payable and accrued expenses, amounts due to/from WorldCom, and deferred liabilities, as compared to prior years. Net cash used for operating activities in 2001 and 2000 was primarily the result of operating losses and changes in working capital.

Net cash used for investing activities was $27.8 million in 2002, $98.9 million in 2001, and $204.6 million in 2000. Net cash used for investing activities in each of these periods was primarily the result of capital expenditures for data center infrastructure, servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, and computers and other equipment. We have reduced our capital expenditures in 2002 in accordance with our business needs, the overall economic downturn, and as a result of our customer programs for customer furnished equipment and third party leasing. See discussion of our new equipment leasing program below.

Net cash provided by financing activities was $30.9 million in 2002, $90.5 million in 2001, and $261.8 million in 2000. Net cash provided by financing activities in 2002 was primarily due to proceeds from our issuance of $37.2 million of notes payable to Intermedia, offset by payments on long-term notes payable and capital lease obligations. Net cash provided by financing activities in 2001 and 2000 was primarily due to the proceeds from our issuances of common stock, preferred stock, and notes payable, and proceeds from exercises of employee stock options, offset by payments on long-term note payable and capital lease obligations.

We currently project continued losses and overall cash flow deficits primarily due to declining recurring revenue caused primarily by an increase in customer attrition, and payment of current obligations due under the note purchase agreement with WorldCom. Without funding from an external source, receiving payment for our “Proof of Claim” and/or obtaining the right of offset between the amounts due to us from WorldCom and the amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003.

Equipment Leasing

In November 2002, we began offering new customers an improved source of funding for their equipment, through a third party equipment leasing program branded “Digex Financial Services”. This program was created to provide customers with attractive hardware terms and financing options, while reducing our capital requirements and facilitating sales. Under the program, we anticipate recovering outlays for capital expenditures for hardware to support new services from the third party leasing company in a more expeditious timeframe, which we expect will free up cash to be used for other corporate purposes. There were no transactions under this program in 2002.

Stock Offerings

On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A convertible preferred stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ Holdings, Inc., a subsidiary of Compaq Computer Corporation, for an aggregate of $100.0 million, of which $85.0 million was in cash, and $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $6.2 million, $5.9 million and $2.7 million was used for equipment purchases in 2002, 2001 and 2000, respectively. The equipment purchase credit has been substantially depleted at this time. The warrants were exerciseable at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The warrants expired on January 12, 2003, without being exercised. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of our Class A common stock.

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

The net proceeds of our public offerings and the cash proceeds of the investments by Microsoft and Compaq were used to purchase telecommunications related assets due to restrictions in Intermedia’s debt instruments. Therefore, to provide for the funding of our operating expenses, we made arrangements to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of these offerings. The assets were sold to Intermedia for cash at our cost. We received approximately $33.7 million in 2000 and $25.3 million in 1999 from Intermedia related to the sale of telecommunications related assets. These proceeds were unrestricted and were used to fund our operating expenses.

In accordance with the Digex Long-Term Incentive Plan, stock options granted to certain employees of Digex and Intermedia became vested and exercisable beginning in the third quarter of 2000. Cash proceeds from issuances of Digex’s common stock of $2.1 million in 2001 and $6.1 million in 2000 were received as a result of exercised stock options. No stock options were granted or exercised in 2002. With the present economic downturn, market price of our stock, and exercise prices of the option grants (which are higher than the current trading price of our common stock), we do not expect a significant amount of stock option exercises in the foreseeable future.

Funding from Affiliates

On July 1, 2001, pursuant to the terms of the merger agreement dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom was merged with and into Intermedia with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the merger, WorldCom beneficially owns a majority of our capital stock and has voting control of us.

On July 31, 2001, we entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding, in the form of floating rate senior notes, for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors approved the Digex business plans for 2001 and 2002. The Digex 2003 business plan was submitted to our board of directors at its meeting on December 4, 2002, and the plan was unanimously approved by the board members on that date.

In 2002 and 2001, we issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million and $65.0 million, respectively, to satisfy our net cash requirements under our approved 2002 and 2001 business plans. In 2002 and 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.89% in 2002 and 5.40% in 2001). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $4.2 million and $0.9 million for 2002 and 2001, respectively. On December 11, 2002, we notified WorldCom and Intermedia that we were electing to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. All principal payments due in periods after December 31, 2003 have been classified as long-term. Approximately $50.6 million ($25.6 million of the total $102.0 million of senior notes, plus the $25.0 million in refinanced notes with Intermedia discussed below) of our total notes payable to Intermedia has been classified as current as of December 31, 2002. Through February 28, 2003, we have paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

Prior to the issuance of the floating rate senior notes discussed above, we issued a promissory note, governed by the terms of the revolving credit facility agreement dated December 22, 1999, as amended to date, to Intermedia for the $12.0 million borrowing in the second quarter of 2001. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia—WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; or (4) an event of default, which would accelerate the amounts due. Following the completion of the Intermedia—WorldCom Merger in July 2001, WorldCom repaid the total amount outstanding under the credit facility and terminated Intermedia’s revolving credit facility as of August 1, 2001. Through July 31, 2001, variable interest on the unpaid principal balance of both loans accrued monthly at an average LIBOR rate of approximately 4.50% per annum.

On June 26, 2001, we borrowed $6.0 million from Intermedia as an intercompany loan at an interest rate of 14.12%. The intercompany loan balance was increased to $13.0 million on November 13, 2001 with the borrowing of an additional $7.0 million. Through December 31, 2001, the weighted average interest rate of the intercompany loans, promissory notes and subsequent refinancing was 5.67%.

On January 14, 2002, we entered into a note purchase agreement, dated July 31, 2001, with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. As such, the principal payment of $25.0 million has been classified as a current liability on our consolidated balance sheet. There is no option to extend the maturity date of the notes. In 2002 and 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.1% in 2002 and 5.7% in 2001). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $1.2 million in 2002 and $0.7 million in 2001. Through February 28, 2003, we have paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

Other Indebtedness

In January 2001, we received proceeds from a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. The principal amounts and any accrued interest will be deferred each year through December 31, 2008 if we meet certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George’s County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by us. Digex was in compliance for deferring full repayment of the loan at December 31, 2002. However, if certain minimum employment requirements are not met at December 31, 2004, partial or full repayment of the outstanding balance is due on April 1, 2005. No payments are currently due.

In April 2001, we received proceeds from a $300,000 loan from Prince George’s County Economic Development Corporation. The loan matures on April 6, 2006, and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001. We have made and continue to make the monthly principal and interest payments in accordance with the terms of the loan.

Subject to the terms of the loan agreements and the approval by the State of Maryland and/or Prince George’s County, on or after January 1, 2005, we may be eligible for an additional loan of $1.0 million under the

Sunny Day Fund initiative from the State of Maryland and/or $100,000 from Prince George’s County to finance a portion of the cost of acquiring equipment and constructing facilities within Prince George’s County, Maryland. Currently, we do not expect to pursue the additional loans under these agreements.

In July 2002, we received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program (MITP) initiative. Repayment of principal will be deferred each year through December 31, 2005 if we maintain at least 1,290 permanent, full time employees at any of our Maryland facilities during the three year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon our achievement of certain requirements. In accordance with the grant agreement, we will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever we default in performance or fail to cure such a default within a ten day period after receipt of default notification. Based on the number of Digex permanent, full-time employees as of December 31, 2002, we were not in compliance for deferring full repayment of the loan at December 31, 2002. As a result, the $150,000 loan has been classified as a current liability as of December 31, 2002.

In 2001 and 2002, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of December 31, 2002, we acquired $12.5 million of computer equipment and maintenance services under these leasing and financing arrangements.

Contractual Obligations and Contingent Commitments

Our contractual obligations and contingent commitments as of December 31, 2002 are aggregated below (in thousands):

		Amounts due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter
Contractual obligations:
Notes payable to Intermedia	$127,200	$50,550	$76,650	$—	$—
Notes payable to third parties	3,508	209	3,299	—	—
Capital lease obligations(1)	39,860	8,866	11,110	9,954	9,930
Operating leases	17,619	3,611	6,951	4,196	2,861

Contingent Commitments:
Redeemable preferred stock	50,000	—	50,000	—	—
Employee retention bonuses	12,203	12,203	—	—	—

Total	$250,390	$75,439	$148,010	$14,150	$12,791

(1)	Includes amounts representing interest.

We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 10 years. Refer to Note 7 of the notes to our consolidated financial statements for discussion of our capital and operating leases.

We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of December 31, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.2 million, of which $6.8 million was accrued as of December 31, 2002.

Increases in interest rates on variable rate debt would have an adverse effect upon our reported net loss and cash flow. We may not have adequate cash flow to service our debt and capital requirements in 2003, unless we are successful in obtaining funding from external sources. We have experienced declining revenues, due mainly to a decrease in revenue from WorldCom, as well as decreases in monthly recurring revenue (MRR) from other customers. Our business plan for 2003 requires external funding in order to be able to pay current obligations as they arise. Without funding from an external source, we may not have the liquidity necessary to pay principal and interest payments due in 2003 and beyond under the note purchase agreements with Intermedia and WorldCom.

The liquidity issues discussed above raise substantial doubt about our ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Our ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the “Proof of Claim” with WorldCom, and future revenue retention and growth plans.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least once a year based upon estimated fair value. We adopted the provisions of SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce.

We completed our fair value assessment of goodwill as of January 1, 2002 and determined that goodwill was not impaired. However, given the decrease in our market capitalization since January 1, 2002 and the recent events surrounding WorldCom (as described in Note 1 “Organization and Recent Events” to the consolidated financial statements set forth elsewhere herein), management reassessed the recoverability of our goodwill as of June 30, 2002 pursuant to SFAS No. 142. Pursuant to an independent appraisal, we determined that goodwill was not impaired as of June 30, 2002. We have elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified. We determined that there were no events or changes in circumstances which would have affected the fair value of our goodwill as of July 1st, our annual assessment date, relative to our valuation performed as of June 30, 2002.

In August 2001, the FASB issued SFAS No. 144, which supercedes both No. 121, Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 on January 1, 2002.

Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. The amount of impairment may be measured using discounted cash flows or other means of determining fair value.

The events surrounding WorldCom (as described in Note 1 “Organization and Recent Events” to the consolidated financial statements set forth elsewhere herein), caused management to revise its estimates of future financial projections. We also performed an undiscounted cash flow analysis related to our long-lived assets. The result of that analysis indicated that an impairment to the carrying value of our fixed assets and other intangible assets may have existed as of June 30, 2002. Based upon an independent appraisal, we adjusted our long-lived assets down to fair value by recording an impairment loss in the second quarter of 2002 related to our property and equipment of $55.4 million and identifiable intangible assets of $1.6 million.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early adoption permitted.

SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt SFAS No. 146 as of January 1, 2003, and do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 148. Refer to Note 2 “Summary of Significant Accounting Policies—Stock-Based Compensation” to the consolidated financial statements set forth elsewhere herein for the disclosures required by SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value. This is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Currently, we do not believe that we have entered into any guarantees that fall within the guidance of FIN 45 other than as disclosed.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. We are in the process of evaluating the impact of FIN 46 on our consolidated financial statements.

Information Regarding Forward-Looking Statements

The information set forth above in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” includes forward-looking statements that involve numerous risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the filing date of this Annual Report on Form 10-K, and we undertake no duty to update this information to reflect events or circumstances that arise after the date hereof. See “Risk Factors—This report includes forward-looking statements which could differ from actual results.”

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. At December 31, 2002, a full valuation allowance was provided on net deferred tax assets of $230.8 million based upon our deficit in earnings and the uncertainty surrounding our ability to recognize such assets. The valuation allowance relates primarily to a net operating loss carryforward. Income tax accounting information is disclosed in Note 12 of the notes to our consolidated financial statements.

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

We performed a sensitivity analysis on our variable rate long-term notes payable to assess the risk of interest rate changes on our potential loss in future earnings and cash flows. A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term “near-term” means a period of time up to one year after the date of the financial statements. Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value, future earnings, or cash flows that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. Our sensitivity analysis excluded fixed rate long-term notes payable because there is no foreseeable market for these debt obligations.

Interest rate changes on our variable interest rate borrowings will affect our future earnings and cash flows as the borrowings are based on LIBOR plus a stated percentage which subjects us to variability in net loss and cash flows for the effect of changes in LIBOR. These notes have original terms ranging from 1.5 years to 2.5 years. We have extended the maturity of one of the borrowings as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity & Capital Resources” above. As a result, we have prepared the sensitivity analysis through the extended maturity date in December 2006. The model to determine sensitivity assumes a hypothetical 10% parallel shift based on the market interest rate in effect at December 31, 2002. At December 31, 2002, a hypothetical 10% increase in interest rates, with all other variables held constant, would increase potential loss in future earnings and cash outflows through maturity by approximately $1.0 million. We may choose to take certain actions in the future to mitigate such hypothetical losses.

Foreign Currency Risks

We expect to continue recognizing revenue from international sales denominated in foreign currency. As a global concern, we could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect our financial results. Currently, we do not hedge against any foreign currency risk and, as a result, could incur gains or losses. Based on our foreign currency transactions in 2002, we believe that any potential loss in future earnings that would result from a hypothetical 10% adverse change in foreign currency exchange rates would not be material to our consolidated results of operations.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15 are included in this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Ernst & Young LLP audited our financial statements as of and for the year ended December 31, 2000. Following the Intermedia—WorldCom Merger, the audit committee of our board of directors recommended that Arthur Andersen LLP be engaged as the independent auditors of Digex. At that time, Arthur Andersen LLP was the independent auditor for WorldCom. Pursuant to resolutions of our board of directors on October 1, 2001, Ernst & Young LLP was dismissed, and Arthur Andersen LLP was engaged as the independent auditor to audit our consolidated financial statements for the year ending December 31, 2001.

The report of Ernst & Young LLP on our financial statements as of and for the years ended December 31, 2000 did not contain an adverse opinion, a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. To the knowledge of management, during the fiscal year ended December 31, 2000, and in the subsequent period through October 1, 2002, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. We requested Ernst & Young LLP to furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated October 1, 2001, was filed with the SEC and is incorporated by reference as Exhibit 16.1 to this report.

Arthur Andersen LLP audited our financial statements as of and for the year ended December 31, 2001. In March 2002, Arthur Andersen LLP was indicted for federal obstruction of justice in connection with the government’s investigation of Enron Corp. The audit committee of our board of directors recommended that

Arthur Andersen LLP be dismissed, and that Ernst & Young LLP again be engaged as the independent auditor of Digex. Pursuant to resolutions of the board of directors, Arthur Andersen LLP was dismissed as of May 15, 2002. On June 10, 2002, Ernst & Young LLP was engaged as the independent auditor to audit our consolidated financial statements for the year ending December 31, 2002.

The report of Arthur Andersen LLP on our financial statements as of and for the year ended December 31, 2001 did not contain an adverse opinion, a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. To the knowledge of management, during the fiscal year ended December 31, 2001, and in the subsequent period through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report. We requested Arthur Andersen LLP to furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated May 15, 2002, was filed with the SEC and is incorporated by reference as Exhibit 16.2 to this report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to the information captioned “Proposal One: Election of Directors” and “Executive Officers” to be included in Digex’s proxy statement for its 2003 Annual Meeting of Stockholders, or an amendment to this Form 10-K, to be filed with the SEC no later than April 30, 2003.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to the information captioned “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” to be included in the proxy statement, or an amendment to this Form 10-K, to be filed with the SEC no later than April 30, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to the information captioned “Beneficial Ownership” to be included in the proxy statement, or an amendment to this Form 10-K, to be filed with the SEC no later than April 30, 2003.

Item 13.    Certain Relationships and Related Transactions

The information required by the Item 13 is incorporated by reference to the information captioned “Certain Relationships and Related Transactions” to be included in the proxy statement, or an amendment to this Form 10-K, to be filed with the SEC no later than April 30, 2003.

PART IV

Item 14.    Controls and Procedures

Based on management’s evaluation of the overall system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) of Digex as of a date within 90 days prior to the filing date of this annual report, management determined that the system is operating effectively and is adequate to meet Digex’s Securities Exchange Act reporting obligations. The certifying officers of this annual report have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statement and Financial Statement Schedules

The following consolidated financial statements of Digex and the notes thereto, the related reports thereon of the independent auditors, and financial statement schedules, are filed pursuant to Item 8 of this Report:

Index to Financial Statements

Page
Report of Independent Auditors—Digex, Incorporated	F-1

Report of Independent Public Accountants—Digex, Incorporated	F-3

Report of Independent Auditors—Digex (UK) Limited	F-4

Report of Independent Auditors—Digex Sweden AB	F-5

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-6

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000	F-7

Consolidated Statements of Redeemable Preferred Stock, Stockholders’ Equity, and Comprehensive Loss for the Years Ended December 31, 2002, 2001, and 2000	F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000	F-10

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-37

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “SEC”) are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

EXHIBIT INDEX

All Exhibits listed below are filed with this Annual Report on Form 10-K, unless specifically stated to be incorporated by reference to other documents previously filed with the SEC.

Exhibit Numbers		Description

2.1	—	Contribution Agreement by and between Digex and Business Internet, Inc., dated as of April 30, 1999.*

2.2	—	Assignment and Assumption Agreement by and between Digex and Business Internet, Inc., dated as of April 30, 1999.*

2.3	—	Trademark Assignment by and between Digex and Business Internet, Inc., dated as of April 30, 1999.*

2.4	—	Bill of Sale to the Contribution Agreement, dated as of April 30, 1999.*

2.5	—

Agreement and Plan of Merger among WorldCom, Inc., Wildcat Acquisition Corp. and Intermedia Communications Inc., dated as of September 1, 2000. Incorporated herein by reference to Digex’s Form 8-K (File No. 000-26873) filed with the SEC on September 7, 2000.

3.1	—

Certificate of Incorporation of Digex and amendments thereto, including the Certificate of Designation for the Series A Preferred Stock. Incorporated herein by reference to Digex’s Form 10-K for the year ended December 31, 2001 (File No. 000-26873) filed with the SEC on April 1, 2002.

3.2	—	Bylaws of Digex, as amended. Incorporated herein by reference to Digex’s Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

4.1	—	Warrant Agreement, dated as of January 12, 2000, among Digex, Microsoft Corporation and CPQ Holdings, Inc.**

4.2	—	Registration Rights Agreement, dated as of January 12, 2000, among Digex, Microsoft Corporation and CPQ Holdings, Inc.**

10.1	—	Lease by and between Intermedia and Intel Corporation, dated as of November 10, 1998.*

10.2	—	Lease by and between Intermedia and Ammendale Commerce Center Limited Partnership, dated as of April 15, 1998.*

10.3	—	Lease by and between Intermedia and 1111 19th Street Associates, dated as of July 23, 1998.*

10.4	—	Software License and Services Agreement by and between Digex and Oracle Corporation, dated as of May 27, 1999.*

10.5	—	License Agreement by and between Digex and Microsoft Corporation.*

10.6	—	Internet Transit Services Agreement (East Coast) between Digex and Business Internet, Inc., dated as of April 30, 1999.(2)*

10.7	—	Internet Transit Services Agreement (West Coast) between Digex and Business Internet, Inc., dated as of April 30, 1999.(2)*

10.8	—	Managed Firewall Services Agreement between Digex and Business Internet, Inc., dated as of April 30, 1999.(2)*

10.9	—	Employment Letter dated June 29, 1999 between Digex and Mark K. Shull, and amendments thereto.(1)**

10.10	—	Employment Letter dated July 9, 1999 between Digex and Rebecca Ward, and amendments thereto.(1)**

Exhibit Numbers		Description

10.11	—	Employment Letter dated September 11, 1996 between Digex and Robert B. Patrick, and amendments thereto.(1)**

10.12	—	Digex Long-Term Incentive Plan.(1)**

10.13	—	Intermedia 1996 Long-Term Incentive Plan.(1)**

10.14	—	General and Administrative Services Agreement between Digex and Intermedia, dated as of April 30, 1999.*

10.15	—	Amendment No. 1, dated as of January 17, 2000, to General and Administrative Services Agreement between Digex and Intermedia.**

10.16	—	Use of Proceeds Agreement between Digex and Intermedia, dated as of June 2, 1999.**

10.17	—	Use of Proceeds Agreement between Digex and Intermedia, dated as of January 11, 2000.**

10.18	—	Use of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000.**

10.19	—	Expense Summary and Indemnity Arrangement Agreement between Digex and Intermedia, dated as of January 24, 2000.**

10.20	—	Employment Letter dated July 6, 2000 between Digex and Bruce F. Metge.(1)***

10.21	—	Lease by and between Digex and Riggs & Company, dated as of June 29, 2000.(3)***

10.22	—	Amendment No. 2, dated as of June 29, 2000, to the General and Administrative Services Agreement between Digex and Intermedia.***

10.23	—	Asset Migration Agreement, dated as of June 1, 2000, between Digex and Intermedia.***

10.24	—

Amended and Restated Guaranty Agreement, dated as of October 31, 2000, by Digex, as Guarantor, on behalf of Bank of America, N.A., as Administrative Agent for Lenders, amending and restating the Guaranty Agreement, dated as of December 22, 1999, by Digex, as Guarantor, on behalf of Bank of America N.A., as Administrative Agent for Lenders.****

10.25	—

Amended and Restated Security Agreement, dated as of October 31, 2000, between Digex, as Debtor, and Bank of America, N.A., as the Secured Party on behalf of Lenders, amending and restating the Security Agreement, dated as of December 22, 1999, between Digex, as Debtor, and Bank of America, N.A., as the Secured Party on behalf of Lenders.****

10.26	—	Amendment, dated as of October 24, 2000, to the Use of Proceeds Agreement between Digex and Intermedia, dated as of January 24, 2000.****

10.27	—	Employment Letter dated October 26, 2000 between Digex and Howard Weizmann. Incorporated herein by reference to Digex’s Form 10-K (File No. 000-26873) filed with the SEC on April 2, 2001.(1)

10.28	—

Master Channel Agreement between Digex and MCI WorldCom Network Services, Inc., dated as of January 1, 2001. Incorporated herein by reference to Digex’s Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

10.29	—

Master Facilities Agreement between Digex and MCI WorldCom Network Services, Inc., dated as of January 1, 2001. Incorporated herein by reference to Digex’s Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

Exhibit Numbers		Description

10.30	—

Stipulation of Settlement between all parties to the consolidated action entitled In Re: Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 NC pending in the Court of Chancery of the State of Delaware, Richard A. Jalkut, Jack E. Reich, and Mark K. Shull, dated as of March 2, 2001. Incorporated herein by reference to Digex’s Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001.

10.31	—	Promissory Note, dated May 29, 2001, between Digex and Intermedia. Incorporated herein by reference from Digex’s Form 10-Q (File No. 000-26873) filed with the SEC on May 12, 2000.

10.32	—	Note Purchase Agreement, dated July 31, 2001, between Digex and WorldCom. Incorporated herein by reference from Digex’s Form 10-Q (File No. 000-26873) filed with the SEC on November 14, 2001.

10.33	—	Employment Letter dated April 10, 2001, between Digex and George L. Kerns. Incorporated herein by reference from Digex’s Form 10-Q (File No. 000-26873) filed with the SEC on November 14, 2001.(1)

10.34	—

Form of Retention Bonus Agreement between Digex and certain executive officers.(1) Incorporated herein by reference to Digex’s Form 10-K for the year ended December 31, 2001 (File No. 000-26873) filed with the SEC on April 1, 2002.

10.35	—

Form of Promissory Note payable to Digex by certain executive officers. Incorporated herein by reference to Digex’s Form 10-K for the year ended December 31, 2001 (File No. 000-26873) filed with the SEC on April 1, 2002.

10.36	—

Note Purchase Agreement, dated July 31, 2001, between Digex and Intermedia. Incorporated herein by reference to Digex’s Form 10-K for the year ended December 31, 2001 (File No. 000-26873) filed with the SEC on April 1, 2002.

10.37	—	Employment letter dated January 4, 2002 between Digex and Thomas Walton. Incorporated herein by reference from Digex’s Form 10-Q (File No. 000-26873) filed with the SEC on November 14, 2002.(1)

10.38	—	Employment letter dated June 25, 2002 between Digex and T. Scott Zimmerman. Incorporated herein by reference from Digex’s Form 10-Q (File No. 000-26873) filed with the SEC on November 14, 2002.(1)

16.1	—	Letter regarding a change in certifying accountant. Incorporated herein by reference from Digex’s Form 8-K (File No. 000-26873) filed with the SEC on October 3, 2001.

16.2	—	Letter regarding a change in certifying accountant. Incorporated herein by reference from Digex’s Form 8-K (File No. 000-26873) filed with the SEC on May 15, 2002.

23.1	—	Consent of Ernst & Young LLP dated March 28, 2003.

23.2	—	Consent of Ernst & Young LLP dated March 28, 2003.

23.3	—	Consent of Ernst & Young AB dated March 28, 2003.

(1)	Management contract or compensatory plan or arrangement.

(2)	Confidential treatment of certain provisions of this exhibit was requested and granted by the SEC in connection with the filing of Digex’s registration statement on Form S-1 (File No. 333-77105).

(3)	Confidential treatment of certain provisions of this exhibit was requested and granted by the SEC in connection with the filing of Digex’s Form 10-Q for the quarter ended June 30, 2000 (File No.000-26873) filed with the SEC on August 14, 2000.

*	Incorporated herein by reference to Digex’s registration statement on Form S-1 (File No. 333-77105) filed with the SEC.

**	Incorporated herein by reference to Digex’s registration statement on Form S-1 (File No. 333-94879) filed with the SEC.

***	Incorporated herein by reference to Digex’s Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26873) filed with the SEC on August 14, 2000.

****	Incorporated herein by reference to Digex’s Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26873) filed with the SEC on November 14, 2000.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of 2002:

Digex filed a Current Report on Form 8-K, dated October 10, 2002, reporting under Item 5 the issuance of a press release announcing the appointment of three new members to the board of directors, the resignation of two members of the board, and the appointment of a new board chairman.

Digex filed a Current Report on Form 8-K, dated November 11, 2002, reporting under Item 5 the formation of a Special Committee to explore strategic alternatives, including a possible sale of the Company.

Digex filed a Current Report on Form 8-K, dated November 12, 2002, reporting under Item 5 the issuance of a press release to announce the Company’s third quarter results of operations.

Digex filed a Current Report on Form 8-K, dated December 13, 2002, reporting under Item 5 the issuance of a press release announcing the receipt of a letter from the Nasdaq Listing Qualifications Department indicating that the Company is subject to delisting from the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003

DIGEX, INCORPORATED
(Registrant)

By:	/s/ GEORGE L. KERNS
George L. Kerns
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ GEORGE L. KERNS George L. Kerns	Director, President and Chief Executive Officer	March 31, 2003

Principal Financial and Accounting Officers:

/s/ T. SCOTT ZIMMERMAN T. Scott Zimmerman	Chief Financial Officer	March 31, 2003

/s/ ELIZABETH A. HAIGHT Elizabeth A. Haight	Vice President and Controller	March 31, 2003

Directors:

/s/ K. WILLIAM GROTHE, JR. K. William Grothe, Jr.	Chairman of the Board	March 31, 2003

/s/ BRIAN H. BENJET Brian H. Benjet	Director	March 31, 2003

/s/ VINTON G. CERF Vinton G. Cerf	Director	March 31, 2003

/s/ JOHN M. COAKLEY John M. Coakley	Director	March 31, 2003

/s/ HOWARD FRANK Howard Frank	Director	March 31, 2003

/s/ Max D. Hopper Max D. Hopper	Director	March 31, 2003

/s/ WAYNE E. HUYARD Wayne E. Huyard	Director	March 31, 2003

/s/ PAUL G. KOZLOWSKI Paul G. Kozlowski	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, George L. Kerns, certify that:

(1)	I have reviewed this annual report on Form 10–K of Digex, Incorporated;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ GEORGE L. KERNS
George L. Kerns
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, T. Scott Zimmerman, certify that:

(1)	I have reviewed this annual report on Form 10–K of Digex, Incorporated;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ T. SCOTT ZIMMERMAN
T. Scott Zimmerman
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report of Digex, Incorporated (the “Company”) on Form 10-K for the year ended December 31, 2002 (the “Report”), I, George L. Kerns, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GEORGE L. KERNS
Name:	George L. Kerns
Date:	March 31, 2003

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-K to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report of Digex, Incorporated (the “Company”) on Form 10-K for the year ended December 31, 2002 (the “Report”), I, T. Scott Zimmerman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ T. SCOTT ZIMMERMAN
Name:	T. Scott Zimmerman
Date:	March 31, 2003

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-K to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.

Report of Independent Auditors

The Board of Directors and Stockholders

Digex, Incorporated

We have audited the accompanying consolidated balance sheet of Digex, Incorporated as of December 31, 2002, and the related consolidated statements of operations, redeemable preferred stock, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2002 and 2000. Our audits also included the financial statement schedule as of and for the years ended December 31, 2002 and 2000 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Digex, Incorporated as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. In their report dated February 6, 2002, except with respect to the matters discussed in Note 1 and Note 6, as to which the date is February 25, 2002, those auditors expressed an unqualified opinion on those financial statements. This opinion was based, in part, on the reports of other auditors who audited the financial statements of Digex (UK) Limited and Digex Sweden A. B., which financial statements reflect total assets and total revenues of less than 2 percent of the consolidated totals in 2001, and was before the restatement for the transitional disclosures described in Note 2.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digex, Incorporated at December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2002 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficit. In addition, the Company may not have the ability to make principal and interest payments in 2003 and beyond under its note purchase agreements with Intermedia Communications, Inc. and WorldCom, Inc. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

As discussed above, the financial statements of Digex, Incorporated as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included  (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill, and intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 to the

Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

McLean, Virginia

March 19, 2003

Report of Independent Public Accountants

The Board of Directors and Stockholders of

Digex, Incorporated:

We have audited the accompanying consolidated balance sheet of Digex, Incorporated (the “Company”) as of December 31, 2001, and the related consolidated statements of operations, redeemable preferred stock, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Digex (UK) Limited and Digex Sweden A.B., subsidiaries of Digex, Incorporated, as of and for the year ended December 31, 2001. Such statements are included in the consolidated financial statements of Digex, Incorporated and reflect total assets and total revenues of less than 2 percent of the related consolidated totals in 2001. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those subsidiaries, is based solely on the reports of other auditors.

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

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at Item 14(a) to the financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, based on our audit and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Vienna, Virginia

February 6, 2002; except with respect

to the matters discussed in Note 1 and

Note 6, as to which the date is February 25, 2002

The above report of Arthur Andersen LLP is a copy of the previously issued report of Arthur Andersen LLP and the report has not been reissued by Arthur Andersen LLP.

Report of Independent Auditors

To the Board of Directors and Stockholders of

Digex (UK) Limited:

We have audited the balance sheet of Digex (UK) Limited as of December 31, 2001 and the related profit and loss accounts for the year ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digex (UK) Limited at December 31, 2001, and the results of its operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United Kingdom.

/s/    ERNST & YOUNG LLP

London, England

March 28, 2002

Report of Independent Auditors

To the Board of Directors and Stockholders of

Digex Sweden AB:

We have audited the balance sheet of Digex Sweden AB as of December 31, 2001, and the related statement of income for the year ended December 31, 2001 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digex Sweden AB at December 31, 2001, and the results of its operations for the year then ended (not separately presented herein) in conformity with accounting principles generally accepted in Sweden.

Stockholm, Sweden

March 15, 2002

Ernst & Young AB

/s/    BJÖRN FERNSTRÖM

DIGEX, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$20,897	$12,096
Restricted investments	3,059	3,197
Accounts receivable, net of allowance of $3,563 in 2002 and $4,806 in 2001	12,165	25,159
Due from WorldCom, net of allowance of $18,264 in 2002 and $0 in 2001	—	15,179
Deferred costs	4,908	7,302
Notes receivable from employees	6,008	—
Prepaid expenses and other current assets	5,999	7,579

Total current assets	53,036	70,512
Property and equipment, net	149,195	327,701
Goodwill	11,880	11,880
Intangible assets, net	4,388	7,351
Notes receivable from employees	—	6,825
Other assets	2,340	3,089

Total assets	$220,839	$427,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$38,510	$43,491
Due to WorldCom	11,557	4,475
Current portion of deferred liabilities	5,071	7,572
Current portion of note payable	209	56
Current portion of note payable to Intermedia	50,550	—
Current portion of capital lease obligations	6,374	5,675

Total current liabilities	112,271	61,269
Deferred liabilities	1,680	4,257
Notes payable	3,299	3,208
Notes payable to Intermedia	76,650	90,000
Capital lease obligations	23,989	29,477

Total liabilities	217,889	188,211

Commitments and contingencies

Redeemable preferred stock, $0.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 50,000 and 100,000 Series A Convertible shares issued and outstanding in 2002 and 2001, respectively (aggregate liquidation preference of $50,000)	45,748	81,503
Stockholders’ equity (deficit):
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 25,519,461 and 24,788,466 shares issued and outstanding in 2002 and 2001, respectively	255	248
Class B common stock, $0.01 par value; 50,000,000 shares authorized; 39,350,000 shares issued and outstanding in 2002 and 2001	394	394
Additional capital	587,119	545,020
Accumulated deficit	(630,561)	(384,328)
Deferred compensation	—	(3,448)
Accumulated other comprehensive loss	(5)	(242)

Total stockholders’ equity (deficit)	(42,798)	157,644

Total liabilities and stockholders’ equity (deficit)	$220,839	$427,358

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Revenue	$136,522	$185,025	$162,085
Revenue from WorldCom	51,438	29,328	6,000

Total revenue	187,960	214,353	168,085
Costs and expenses:
Cost of operations	14,316	16,138	21,244
Cost of services	86,886	103,962	69,658
Selling, general and administrative	81,122	125,140	134,227
Provision for doubtful accounts	4,004	15,374	10,649
Provision for doubtful accounts for WorldCom	18,264	—	—
Deferred compensation	3,603	3,192	4,101
Impairment loss	56,990	—	—
Depreciation and amortization	160,878	136,396	78,819

Total costs and expenses	426,063	400,202	318,698

Loss from operations	(238,103)	(185,849)	(150,613)
Other income (expense):
Interest expense	(8,682)	(4,768)	(2,008)
Interest income and other	552	2,158	9,686

Loss before cumulative effect of change in accounting principle	(246,233)	(188,459)	(142,935)
Cumulative effect of change in accounting principle	—	—	(166)
Net loss	(246,233)	(188,459)	(143,101)

Accretion of preferred stock discount	(2,516)	(4,025)	—

Net loss available to common stockholders	$(248,749)	$(192,484)	$(143,101)

Loss per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(3.85)	$(3.00)	$(2.25)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net loss per common share	$(3.85)	$(3.00)	$(2.26)

Pro forma net loss and loss per common share, assuming the accounting change is applied retroactively:
Net loss available to common stockholders			$(142,935)

Net loss per common share			$(2.25)

Shares used in computing basic and diluted net loss and proforma net loss per share	64,689,708	64,076,647	63,404,839

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,

STOCKHOLDERS’ EQUITY (DEFICIT), AND COMPREHENSIVE LOSS

(Amounts in thousands)

	REDEEMABLE PREFERRED STOCK		STOCKHOLDERS’ EQUITY (DEFICIT)
			Common Stock							Accumulated Other Comprehensive Loss	Total
	Series A		Class A		Class B		Additional Capital	Accumulated Deficit	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999	—	$—	11,500	$115	50,000	$500	$354,553	$(52,768)	$(12,211)	$—	$290,189
Issuance of Series A Convertible preferred stock and warrants, net of available equipment credits	100	68,900	—	—	—	—	16,100	—	—	—	16,100
Purchase of equipment with equipment credits granted in connection with the issuance of preferred stock	—	2,672	—	—	—	—	—	—	—	—	—
Subsequent public offering of common stock, net of issuance cost	—	—	12,650	126	(10,650)	(106)	171,623	—	—	—	171,643
Issuance of stock options under long-term compensation plan, net of forfeitures	—	—	—	—	—	—	2,067	—	(2,067)	—	—
Exercise of common stock options	—	—	397	4	—	—	6,122	—	—	—	6,126
Amortization of deferred compensation	—	—	—	—	—	—	—	—	4,137	—	4,137
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(143,101)	—	—	(143,101)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(38)	(38)

Total comprehensive loss											(143,139)

Balance at December 31, 2000	100	71,572	24,547	245	39,350	394	550,465	(195,869)	(10,141)	(38)	345,056
Purchase of equipment with equipment credits granted in connection with the issuance of preferred stock	—	5,906	—	—	—	—	—	—	—	—	—
Issuance of stock options under long-term compensation plan, net of forfeitures	—	—	—	—	—	—	(3,501)	—	3,501	—	—
Exercise of common stock options	—	—	241	3	—	—	2,081	—	—	—	2,084
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,192	—	3,192
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(188,459)	—	—	(188,459)
Accretion of preferred stock discount	—	4,025	—	—	—	—	(4,025)	—	—	—	(4,025)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(204)	(204)

Total comprehensive loss											(192,688)

Balance at December 31, 2001	100	81,503	24,788	248	39,350	394	545,020	(384,328)	(3,448)	(242)	157,644

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,

STOCKHOLDERS’ EQUITY (DEFICIT), AND COMPREHENSIVE LOSS (Continued)

(Amounts in thousands)

	REDEEMABLE PREFERRED STOCK		STOCKHOLDERS’ EQUITY (DEFICIT)
			Common Stock							Accumulated Other Comprehensive Loss	Total
	Series A		Class A		Class B		Additional Capital	Accumulated Deficit	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	100	81,503	24,788	248	39,350	394	545,020	(384,328)	(3,448)	(242)	157,644
Purchase of equipment with equipment credits granted in connection with the issuance of preferred stock	—	6,195	—	—	—	—	—	—	—	—	—
Issuance of stock options under long-term compensation plan, net of forfeitures	—	—	—	—	—	—	155	—	(155)	—	—
Conversion of redeemable preferred stock	(50)	(44,466)	731	7	—	—	44,460	—	—	—	44,467
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,603	—	3,603
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(246,233)	—	—	(246,233)
Accretion of preferred stock discount	—	2,516	—	—	—	—	(2,516)	—	—	—	(2,516)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	237	237

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(248,512)

Balance at December 31, 2002	50	$45,748	25,519	$255	39,350	$394	$587,119	$(630,561)	$—	$(5)	$(42,798)

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(246,233)	$(188,459)	$(143,101)
Cumulative effect of change in accounting principle	—	—	166

Loss before cumulative effect of change in accounting principle	(246,233)	(188,459)	(142,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	160,878	136,396	78,819
Impairment loss	56,990	—	—
Provision for doubtful accounts	4,004	15,374	10,649
Provision for doubtful accounts for WorldCom	18,264	—	—
Amortization of deferred compensation	3,603	3,192	4,137
Loss on sale/disposal of telecommunications equipment	—	—	655
Accretion of interest on note payable and capital lease obligations	150	112	467
Changes in operating assets and liabilities:
Accounts receivable	8,990	(4,292)	(26,535)
Due from WorldCom	3,997	(9,179)	(6,000)
Deferred costs	2,394	1,325	(8,627)
Prepaid expenses and other current assets	1,580	(127)	(5,956)
Notes receivable from employees	817	(6,825)	—
Other assets	749	2,011	(4,562)
Accounts payable and accrued expenses	(5,688)	(12,303)	25,997
Deferred liabilities	(5,078)	70	11,371

Net cash provided by (used in) operating activities	5,417	(62,705)	(62,520)
Investing activities:
Purchases of property and equipment	(28,405)	(98,201)	(202,604)
Purchase of restricted investments	(70)	(1,197)	(2,000)
Proceeds from restricted investments	208	—	—
Proceeds from sale of property and equipment	473	516	—

Net cash used in investing activities	(27,794)	(98,882)	(204,604)
Financing activities:
Proceeds from subsequent public offering, net of costs	—	—	171,645
Proceeds from issuance of preferred stock	—	—	85,000
Proceeds from issuances of notes payable	37,350	93,300	—
Proceeds from exercises of common stock options	—	2,084	6,126
Principal payments on long-term note payable and capital lease obligations	(6,409)	(4,931)	(953)

Net cash provided by financing activities	30,941	90,453	261,818
Effect of exchange rate on cash and cash equivalents	237	(204)	(38)

Net increase (decrease) in cash and cash equivalents	8,801	(71,338)	(5,344)
Cash and cash equivalents at beginning of the year	12,096	83,434	88,778

Cash and cash equivalents at end of the year	$20,897	$12,096	$83,434

Supplemental disclosures of cash flow information:
Assets acquired through capital leases	$1,543	$11,084	$13,249
Assets purchased with equipment credits granted in connection with the issuance of preferred stock	6,195	5,906	2,672
Interest paid	8,501	3,622	1,696

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Recent Events

Organization

Digex, Incorporated (“Digex”) was incorporated on April 26, 1999, under the laws of the State of Delaware. Digex’s business was operated as the Web site hosting unit of Intermedia Communications Inc. (“Intermedia”) since its acquisition by Intermedia on July 7, 1997. On that date, Intermedia acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), including the Web site hosting unit, in a business combination accounted for as a purchase. The Web site hosting unit presented in the accompanying consolidated financial statements had no legal status or existence prior to the incorporation of Digex on April 26, 1999. Prior to April 30, 1999, Digex had no assets or liabilities.

Digex’s predecessor operations began in January 1996 to provide managed Web hosting services, principally to Fortune 2000 companies. Digex’s services include implementing and maintaining secure, scalable, high-performance Web sites on the Internet 24-hours a day. In addition, Digex provides a suite of Web management services, including business process solutions and value-added testing services directed toward improving its customers’ overall Internet performance. Digex operates in a single segment, primarily in the United States.

On July 1, 2001, pursuant to the terms of the agreement and plan of merger, dated September 1, 2000, and the amendments thereto, a wholly-owned subsidiary of WorldCom, Inc. was merged with and into Intermedia Communications Inc. with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom (the “Intermedia—WorldCom Merger”). As a result of the Intermedia—WorldCom Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. Therefore, WorldCom has acquired an indirect controlling interest of Digex through Intermedia as Intermedia continues to own approximately 60.7% of Digex’s equity interests and controls 93.9% of Digex’s voting interests, calculated based on total common stock outstanding, as of December 31, 2002.

In connection with the Intermedia—WorldCom Merger, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, borrows to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 6 and Note 14 to the consolidated financial statements.

There have been no adjustments to the consolidated financial statements of Digex as a result of the Intermedia—WorldCom Merger.

Digex’s operations are subject to other certain risks and uncertainties, including among others, uncertainties relating to product and service offering development, rapidly changing technology, current and potential competitors with greater financial, technological, and marketing resources, and dependence on key management personnel.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Events Related to WorldCom and Digex

There have been a number of internal and external events which have impacted Digex during 2002. Some of the significant events included:

•	On June 21, the Digex board of directors named George L. Kerns as President and Chief Executive Officer (CEO).

•	On June 24, T. Scott Zimmerman was named Chief Financial Officer (CFO), after having served as interim CFO for approximately 6 months and as controller since 1999.

•	On June 25, WorldCom announced that it would have to restate certain financial statements from 2001 and the first quarter of 2002 to reflect as operating expenditures approximately $3.9 billion of expenses previously accounted for as capital expenditures.

•	On June 27, Digex announced a reduction of 86 positions, or approximately 7.0% of its overall workforce.

•	On July 12, the three non-WorldCom members of the Digex board of directors resigned.

•	On July 21, WorldCom and many of its domestic affiliates, but not including Digex, filed a petition for reorganization in the federal bankruptcy court in New York.

•	On July 22, the bankruptcy court approved an interim credit agreement between WorldCom and certain banks, which allows WorldCom to continue to make investments in Digex of up to $10.0 million per month.

•	On August 6, Digex announced a reduction of approximately 200 positions, or about 20.0% of its overall workforce.

•	On September 12, George L. Kerns and three independent directors—Howard Frank, Max D. Hopper, and Paul G. Kozlowski—were appointed to the Digex board of directors.

•	On September 25, three senior WorldCom employees—Vinton Cerf, Wayne Huyard and Jon McGuire— were appointed to the Digex board of directors.

•	On September 30, Digex’s Class A common stock ceased trading on the Nasdaq National Market.

•	On October 1, Digex’s Class A common stock began trading on the Nasdaq SmallCap Market.

•	On October 10, Digex announced that Bert Roberts and Ronald Beaumont resigned from the Digex board of directors. Board member K. William Grothe, Jr. was appointed chairman.

•	On October 15, the bankruptcy court approved up to $1.1 billion in debtor-in-possession (DIP) financing for WorldCom while it reorganizes under Chapter 11.

•	On November 4, Digex launched Digex Financial Services, its third-party equipment leasing program.

•	On November 11, Digex announced that its board of directors had formed a special committee to explore strategic alternatives, including a possible sale of the company.

•	On November 22, WorldCom employee, Brian H. Benjet, was appointed to the Digex board of directors.

•	On January 31, 2003, Jon McGuire resigned from the Digex board of directors.

•	Effective at the opening of business on February 28, 2003, Digex’s Class A common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	On March 17, 2003, WorldCom employee, John M. Coakley, was appointed to the Digex board of directors.

Calendar year 2002 proved to be a difficult year for the technology, telecommunications and IT services market, and Digex’s revenues were negatively impacted by both the market and the impact of the issues surrounding WorldCom’s bankruptcy. Even though Digex successfully implemented a number of expense reduction initiatives during 2002, Digex needs to grow its revenues, either from existing customers or new customers. Digex’s 2003 business plan still requires funding to support its cash needs for operations and debt repayment. The timing and amount of Digex’s funding needs can and will materially change due to the uncertainties surrounding WorldCom, changes in the economy, changes to Digex’s target market, Digex’s ability to execute on its business plan, and the outcome of the strategic alternatives process, among other factors.

Digex’s board of directors has formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of independent directors, has retained Lane Berry & Co. International as its financial advisor. There can be no assurance that any transaction or other corporate action will result from this effort. The exploration of strategic alternatives for Digex may result in, among other things, increased expenses, interference with customer relationships and diversion of management’s attention.

Digex did not borrow funds from WorldCom during the fourth quarter of 2002, nor would it have required borrowing from WorldCom in the third quarter of 2002 had pre-petition amounts due from WorldCom been paid to Digex. The funding agreement Digex had in place with WorldCom expired on December 31, 2002 and Digex currently does not have other funding arrangements in place. Although Digex has had, through the special committee of its board of directors, discussions with potential funding sources, there can be no assurance that Digex will be successful in obtaining funding for its 2003 requirements. Additionally, Digex has filed a “Proof of Claim” in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to Digex from WorldCom under the Digex—WorldCom Master Channel Agreement, along with other pre-petition amounts due to Digex from WorldCom (see Notes 2 and 14). Some portion of those claims may entitle Digex to set off those amounts against amounts due to Worldcom. Without funding from an external source, receiving payment for Digex’s “Proof of Claim” and/or obtaining the right of offset between the amounts due to Digex from WorldCom and amounts due to WorldCom under the note purchase agreements, Digex may not have sufficient cash to meet its projected needs for debt service, working capital and capital expenditures through the end of 2003.

The liquidity issues discussed above raise substantial doubt about Digex’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Digex’s ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the “Proof of Claim” with WorldCom, and future revenue retention and growth plans.

2.    Summary of Significant Accounting Policies

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

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual results could differ from those estimates. Estimates that are subject to change include estimates of the collectibility of accounts receivable and the useful lives and ultimate realizability of property, equipment, goodwill, and intangible assets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Digex and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. For example, specific line items related to WorldCom, such as the provision for doubtful accounts, accounts receivable, and account payables, have been presented.

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

Goodwill and Intangible Assets

Goodwill and intangible assets include assets that arose in connection with the purchase of Business Internet, Inc. by Intermedia. Identifiable intangible assets arising from the purchase consist of trade name, customer lists, acquired workforce, developed technology and goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, Digex no longer amortizes its goodwill and acquired workforce. Rather, Digex tests the balance of its goodwill and other intangible assets for impairment on an annual basis, based upon estimated fair value. Digex adopted the provisions of SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts allocated to goodwill and acquired workforce. The net book value of goodwill and acquired workforce at December 31,  2002 was approximately $11.9 million.

The following table reconciles reported net loss available to common stockholders and loss per share to adjusted net loss available to common stockholders and loss per share, excluding the goodwill and acquired workforce amortization previously recognized (in thousands):

	2002	2001	2000
Net loss available to common stockholders, as reported	$(248,749)	$(192,484)	$(143,101)
Add: Goodwill and acquired workforce amortization	—	2,160	2,160

Adjusted net loss	$(248,749)	$(190,324)	$(140,941)

Loss per common share—basic and diluted:
Net loss available to common stockholders, as reported	$(3.85)	$(3.00)	$(2.26)
Add: Goodwill and acquired workforce amortization	—	0.03	0.03

Adjusted net loss	$(3.85)	$(2.97)	$(2.23)

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Digex completed its fair value assessment of goodwill as of January 1, 2002 and determined that goodwill was not impaired. However, given the decrease in Digex’s market capitalization since January 1, 2002 and the recent events surrounding WorldCom (as described in Note 1), management reassessed the recoverability of its goodwill as of June 30, 2002 pursuant to SFAS No. 142. Pursuant to an independent appraisal, Digex determined that goodwill was not impaired as of June 30, 2002. Digex has elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified. Digex determined that there were no events or changes in circumstances which would have affected the fair value of its goodwill as of July 1st, its annual assessment date, relative to its valuation performed as of June 30, 2002.

Impairment of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, which supercedes both No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Digex adopted the provisions of SFAS No. 144 on January 1, 2002.

Under SFAS No. 144, Digex reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future undiscounted cash flow exceeds the carrying value of the asset, no impairment is considered present. If the carrying value exceeds the future undiscounted cash flow, an impairment indicator is considered present. The amount of impairment may be measured using discounted cash flows or other means of determining fair value.

The events surrounding WorldCom (as described in Note 1) caused management to revise its estimates of future financial projections. Digex performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that an impairment to the carrying value of its fixed assets and other intangible assets may have existed as of June 30, 2002. Based upon an independent appraisal, Digex adjusted its long-lived assets down to fair value by recording an impairment loss in 2002 related to its property and equipment of $55.4 million and identifiable intangible assets of $1.6 million.

In 2001, Digex performed an undiscounted cash flow analysis related to its long-lived assets. The result of that analysis indicated that no impairment to the carrying value of its fixed assets nor intangible assets occurred as of December 31, 2001. In 2001, losses on disposed equipment of approximately $4.3 million were included in depreciation and amortization expense.

Fair Value of Financial Instruments

The carrying values of Digex’s financial instruments, including cash and cash equivalents, restricted investments, accounts receivable, notes receivable, accounts payable, notes payable and capital lease obligations approximate their fair market values.

Revenue Recognition

Digex generates most of its revenue from monthly fees charged to customers under contracts having terms that typically range from one to three years. Digex also charges installation fees to new customers and to existing customers upgrading service. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”), Digex recognizes installation revenue and related direct costs of performing the installation over a period that it estimates to be the longer of the estimated life of the customer relationship or the average life of all customer contracts. Digex analyzes the average life of its customer contracts, as it pertains

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to installation fees, and has determined that a 24-month period is a reasonable estimate. Any revisions in the estimated contract period will be charged to income in the period in which the facts that give rise to the revision become known.

Revenue recognized from sales made through WorldCom result substantially from activity under the sales channel agreement and include monthly fees from managed Web hosting services; installation fees pro-rated over the average life of the end customer contracts; the differential between the WorldCom Annual Volume Commitment and the actual annual amount billed to WorldCom for actual managed hosting services (the “underutilization”); less discounts and commissions afforded WorldCom for actual managed hosting services sold and a percentage share of any operating income generated under the sales channel agreement.

Since July 1, 2002, Digex has recognized revenue from WorldCom only upon collection due to the June 2002 announcements of WorldCom. Although Digex has submitted a proof of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services, Digex has not recognized these amounts as revenue in its financial statements in 2002 due to the uncertainties surrounding collectibility of such amounts from WorldCom. Revenue from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

Digex also recognizes revenue from early termination fees upon collection from customers not fulfilling their contract terms. These fees are typically comprised of certain monthly fees through the remaining term of the contract period.

Allowance for Doubtful Accounts

Digex regularly assesses the credit standing of its customers and the collectibility of receivables, and ceases revenue recognition when collectibility is not probable. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. If the customers’ financial condition becomes uncertain or deteriorates, impairing their ability to make payments, Digex recognizes revenue upon cash collection. Digex recorded a provision for doubtful accounts of $18.3 million for all receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002. Since July 1, 2002, Digex has recognized revenue from WorldCom only upon collection due to the June 2002 announcement of WorldCom.

Marketing and Advertising Costs

Digex expenses marketing and advertising costs as incurred. Marketing and advertising expense amounted to $3.8 million in 2002, $17.8 million in 2001, and $21.9 million in 2000 and is included in the consolidated statements of operations as selling, general and administrative expense.

Research and Development Costs

Digex expenses research and development costs (“R&D costs”) as incurred, except for equipment that has alternative future uses, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Indirect costs and general administrative expenses directly related to a joint development project and normal business development activities are expensed as incurred. R&D costs amounted to $1.5 million in 2002, $2.8 million in 2001, and $9.5 million in 2000 and are included in the consolidated statements of operations as selling, general and administrative expense.

Product development costs incurred for internal use software and software supporting managed hosting services are expensed as incurred until the application development state, after which costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Digex has capitalized $8.9 million, $16.2 million and $4.8 million of software development costs in 2002, 2001 and 2000, respectively.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Digex accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, in cases where exercise prices at the date of the grant equal or exceed fair market value of the underlying common stock, Digex recognizes no compensation expense. In cases where exercise prices at the date of the grant are less than the fair value, compensation is recognized over the period of performance or vesting period. Digex has adopted the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Pro forma net loss and net loss per share, assuming that Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS No. 148, is as follows (in thousands, except per share information):

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported(1)	$(246,233)	$(188,459)	$(143,101)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,013)	(56,507)	(42,702)

Pro forma net loss	$(283,246)	$(244,966)	$(185,803)

Loss per share:
Basic and diluted—as reported	$(3.85)	$(3.00)	$(2.26)

Basic and diluted—pro forma	$(4.38)	$(3.82)	$(2.93)

(1)	Reported net loss includes stock-based employee compensation costs, net of tax, of $3.6 million, $3.2 million, and $4.1 million for 2002, 2001, and 2000, respectively.

The following table summarizes the significant assumptions used in developing the information:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rate	4.3%	4.3%	5.5%
Volatility factor	1.45	1.45	1.38
Dividend yield	—	—	—
Weighted average life	5 years	5 years	5 years

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This standard requires that total comprehensive income (loss) be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders’ equity exclusive of

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions with owners, such as capital contributions and dividends. Digex adopted this standard in 1998 and implemented the standard for all years presented herein. Digex’s components of other comprehensive loss for 2002 and 2001, as disclosed in the accompanying statement of preferred stock, stockholders’ equity, and comprehensive loss, are losses from foreign currency translation and accretion of the preferred stock discount. Other comprehensive loss for 2000 is a loss from foreign currency translation only. Digex’s only component of accumulated other comprehensive loss for 2002, 2001 and 2000, as disclosed in the stockholders’ equity section of the accompanying balance sheet, resulted from foreign currency translation.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ equity. The gains (losses) of $(0.012) million in 2002, $(0.003) million in 2001 and $0.07 million in 2000 resulting from foreign currency transactions are reported as interest income and other in the consolidated results of operations.

Concentrations of Credit Risk

Financial instruments that potentially expose Digex to credit risk consist primarily of cash and cash equivalents, restricted investments, accounts receivable, loans receivable, and notes payable. Digex’s cash and cash equivalents are primarily invested in overnight repurchase agreements at a high-quality institution.

Accounts receivable are due from commercial entities to whom credit is extended based on evaluation of the customer’s financial condition, and in certain cases collateral is required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management’s expectations for all periods presented. For the years ended December 31, 2002 and 2001, revenue from WorldCom represented approximately 27.4% and 13.7%, respectively, of Digex’s total revenue. Loss of revenue from WorldCom, or failure of WorldCom to pay accounts receivable owing to Digex, would have a material adverse effect on Digex. As of December 31, 2002, Digex does not have any significant concentrations of business transacted with any other particular customer or supplier, that could, if suddenly eliminated, adversely impact its operations. Refer to Note 14 “Related Party Agreements” for a discussion of commercial agreements between Digex and WorldCom.

Change in Accounting Principles

Effective January 1, 2002, Digex changed its method of accounting for goodwill and amounts attributed to assembled workforce pursuant to the adoption of SFAS No. 142, as described above.

Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with SAB 101. Prior to January 1, 2000, Digex had recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution installation. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term.

The cumulative effect of the change on years prior to 2000 resulted in a net charge of $0.2 million ($5.3 million revenue less related direct incremental costs), which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was to increase net loss before the cumulative effect of the change in accounting principle by $0.2 million (less than $0.01 per share). For the year ended December 31, 2000, Digex recognized revenue of $4.6 million and direct incremental costs of $4.4 million that was included in the cumulative effect adjustment as of January 1, 2000. Digex recognized revenue of $8.2 million in 2001 that had been deferred as of December 31, 2000. With the adoption of SAB 101, there was no impact to Digex’s business operations or cash flows. There was also no material impact to Digex’s consolidated financial statements. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early adoption permitted.

SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Digex will adopt SFAS No. 146 as of January 1, 2003, and does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

Accounting for Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value. This is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Currently, Digex does not believe it has entered into any guarantees that fall within the guidance of FIN 45 other than as disclosed.

Accounting for Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. Digex is in the process of evaluating the impact of FIN 46 on its consolidated financial statements.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Buildings	$30,178	$30,178
Electronics and computer equipment	176,870	324,667
Computer software	28,791	78,594
Furniture, office equipment, and vehicles	4,794	11,300
Leasehold improvements	53,680	108,428

	294,313	553,167
Less accumulated depreciation and amortization	(145,118)	(225,466)

	$149,195	$327,701

Depreciation and amortization expense relating to property and equipment was $159.5 million in 2002, $128.1 million in 2001, and $74.8 million 2000. The increase in depreciation and amortization expense is primarily due to accelerated depreciation of certain equipment no longer in service and equipment sold to outside parties, resulting in an increase to depreciation expense of approximately $11.6 million and $4.3 million in 2002 and 2001, respectively. The equipment represents inventory of computer servers and related equipment no longer in service pursuant to the termination of customer service contracts.

Property and equipment capitalized under capital leases consisted of the following (in thousands):

	December 31,
	2002	2001
Buildings	$30,178	$30,178
Electronics and computer equipment	10,704	10,954
Furniture, office equipment, and vehicles	323	490

	41,205	41,622
Less accumulated amortization	(16,154)	(9,572)

	$25,051	$32,050

Property and equipment includes the present value of the capital lease which is amortized over the lesser of the asset life or lease term. Amortization of these assets is included in depreciation and amortization expense.

4.    Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2002	2001
Trade name	$9,750	$9,750
Customer list	—	3,120
Developed technologies	2,720	2,720

	12,470	15,590
Less accumulated amortization	(8,082)	(8,239)

	$4,388	$7,351

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, Digex recorded an impairment loss of $1.6 million related to its customer list. See Note 2 for further discussion of 2002 impairment losses. Amortization expense amounted to approximately $1.4 million in 2002, $4.0 million in 2001, and $4.0 million in 2000. Amortization expense in 2001 and 2000 included amortization of goodwill and acquired workforce. Amortization expense for the next five years is estimated to be $1.0 million, $1.0 million, $1.0 million, $1.0 million, and $0.5 million for 2003, 2004, 2005, 2006, and 2007, respectively.

5.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2002	2001
Accounts payable	$9,073	$10,947
Accrued payroll and related taxes	3,486	6,787
Retention bonuses payable	6,816	4,848
Accrued fixed asset purchases	853	4,663
Other accrued expenses	18,282	16,246

	$38,510	$43,491

6.    Long-term Notes Payable

Long-term notes payable consisted of the following (in thousands):

	December 31,
	2002	2001
Notes payable to Intermedia	$127,200	$90,000
Note payable to State of MD—Sunny Day Fund	3,150	3,000
Note payable to State of MD—MITP	150	—
Note payable to Prince George’s County	208	264

Total long-term notes payable, including current portion	130,708	93,264
Less: current portion	(50,759)	(56)

Long-term notes payable, net of current portion	$79,949	$93,208

In January 2001, Digex received proceeds from a $3.0 million loan from the State of Maryland Department of Business and Economic Development under the Sunny Day Fund initiative. The loan is subject to multiple maturity dates, and is guaranteed by Intermedia. Interest on the unpaid principal balance accrues at 5% per annum. Repayment of principal and any accrued interest will be deferred each year through December 31, 2008 if Digex meets certain annual conditions regarding the hiring of permanent, full time employees and the expenditures for the development of a Web hosting facility in Prince George’s County, Maryland. At December 31, 2008, the principal amounts and any accrued interest outstanding may convert to a grant upon the achievement of certain requirements by Digex. Digex was in compliance for deferring full repayment of the loan at December 31, 2002. However, certain minimum employment requirements to be eligible for partial or full repayment will increase in 2004. If the minimum employment requirements are not met at December 31, 2004, partial or full repayment of the outstanding balance is due on April 1, 2005. No payments are currently due.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, Digex received proceeds from a $300,000 loan from Prince George’s County Economic Development Corporation. The loan matures on April 6, 2006 and is guaranteed by Intermedia. Interest on the unpaid principal balances accrues at 5% per annum. Interest and principal are payable monthly, beginning May 6, 2001. Digex has made and continues to make the monthly principal and interest payments in accordance with the terms of the loan.

Subject to the terms of the loan agreements and the approval by the State of Maryland and/or Prince George’s County, on or after January 1, 2005, Digex may be eligible for an additional loan of $1.0 million under the Sunny Day Fund initiative from the State of Maryland and/or $100,000 from Prince George’s County to finance a portion of the cost of acquiring equipment and constructing facilities within Prince George’s County, Maryland. Currently, Digex does not expect to pursue the additional loans under these agreements.

In July 2002, Digex received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program (MITP) initiative. Repayment of principal will be deferred each year through December 31, 2005 if Digex maintains at least 1,290 permanent, full time employees at any of its Maryland facilities during the three year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon Digex’s achievement of certain requirements. In accordance with the grant agreement, Digex will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever Digex defaults in performance or fails to cure such a default within a ten day period after receipt of default notification. Based on the number of permanent, full-time Digex employees, Digex was not in compliance for deferring full repayment of the loan at December 31, 2002. As a result, Digex is in default, and the $150,000 loan has been classified as a current liability as of December 31, 2002.

Borrowings from Related Parties

On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom agreed to provide funding, in the form of floating rate interest senior notes, for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors.

In 2002 and 2001, Digex issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million and $65.0 million, respectively, to satisfy Digex’s net cash requirements under its approved 2002 and 2001 business plans. In 2002 and 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.89% in 2002 and 5.40% in 2001). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $4.2 million and $0.9 million for 2002 and 2001, respectively. On December 11, 2002, Digex notified WorldCom and Intermedia that it had elected to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. All principal payments due in periods after December 31, 2003 have been classified as long-term. Approximately $50.6 million ($25.6 million of the total $102.0 million of senior notes, plus the $25.0 million in refinanced notes with Intermedia discussed below) of Digex’s total notes payable to Intermedia has been classified as current as of December 31, 2002. From inception of the note through February 28, 2003, Digex has paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

Prior to the issuance of the floating rate senior notes discussed above, Digex issued a promissory note, governed by the terms of the revolving credit facility agreement dated December 22, 1999, as amended to date, to

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intermedia for the $12.0 million borrowing in the second quarter of 2001. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia—WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; or (4) an event of default, which would accelerate the amounts due. Following the completion of the Intermedia—WorldCom Merger in July 2001, WorldCom repaid the total amount outstanding under the credit facility and terminated Intermedia’s revolving credit facility as of August 1, 2001. Through July 31, 2001, variable interest on the unpaid principal balance of both loans accrued monthly at an average LIBOR rate of approximately 4.50% per annum.

On June 26, 2001, Digex borrowed $6.0 million from Intermedia as an intercompany loan at an interest rate of 14.12%. The intercompany loan balance was increased to $13.0 million on November 13, 2001 with the borrowing of an additional $7.0 million. Through December 31, 2001, the weighted average interest rate of the intercompany loans, promissory notes and subsequent refinancing was 5.67%.

On January 14, 2002, Digex entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. As such, the principal payment of $25.0 million has been classified as a current liability on Digex’s consolidated balance sheet. There is no option to extend the maturity date of the notes. In 2002 and 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.1% in 2002 and 5.7% in 2001). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $1.2 million in 2002 and $0.7 million in 2001. From inception of the note through February 28, 2003, Digex has paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

Principal repayments on notes payable are as follows (in thousands):

Year ending December 31:
2003	$50,759
2004	25,612
2005	28,765
2006	25,572
2007	—
Thereafter	—

Total	$130,708

Interest cost incurred and charged to expense related to notes payable was $5.6 million in fiscal 2002, $1.8 million in 2001, and $0.3 million in 2000. Of total interest expense in 2002 and 2001, interest cost incurred and charged to expense related to notes payable to related parties was $5.4 million and $1.5 million, respectively.

7.    Lease Commitments

Digex leases certain property and equipment under various operating and capital lease arrangements that expire over the next 10 years.

On June 29, 2000, Digex entered into a ten-year lease commencing in September 2000 for its corporate headquarters facility in Laurel, Maryland. The lease agreement requires an initial security deposit of $2.0 million in the form of a letter of credit. This letter of credit may be reduced at the commencement of the seventh lease year to an amount equal to the then current one month’s base rent if certain conditions are met annually prior the seventh year of the lease.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Digex had collateralized letters of credit under office space lease arrangements aggregating $3.1 million and $3.2 million as of December 31, 2002 and 2001, respectively, which are presented as restricted investments on the consolidated balance sheets. One of the letters of credit, in the amount of $0.9 million, is scheduled to expire on April 5, 2003. On March 25, 2003, Digex amended one of the lease arrangements to enable Digex to obtain a substitute letter of credit while still providing security to Digex’s landlord and landlord’s lender for Digex’s obligations as tenant under the lease. This allowed landlord’s lender to draw upon the letter of credit and hold the proceeds as security for Digex’s obligations until such time as the substitute letter of credit is put in place.

In 2001 and 2002, Digex entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. Digex will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of December 31, 2002, Digex had acquired $12.5 million of computer equipment and maintenance services under these leasing and financing arrangements.

Future noncancelable lease payments under Digex’s lease commitments at December 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
Future minimum lease payments:
Year ending December 31:
2003	$8,866	$3,611
2004	6,318	3,617
2005	4,792	3,334
2006	4,908	2,473
2007	5,046	1,723
Thereafter	9,930	2,861

	39,860	$17,619

Less amount representing interest	(9,497)

Present value of lease payments	30,363
Current portion of capital lease obligations	(6,374)

Long-term portion of capital lease obligations	$23,989

In January 2002, Digex renewed one of its office space leases for an additional seven year term, expiring on or around January 31, 2009 based on the rent commencement date. Future minimum liability associated with the lease renewal is $5.6 million.

In December 2002, Digex recorded rent expense in the amount of $3.4 million to account for the estimated net expense related to leases for which the office space is currently unoccupied. See Note 15 for further discussion.

Rent expense amounted to $13.3 million (which included $2.9 million of rental expenses recognized under the facilities agreement with WorldCom, and $3.2 million of expenses discussed in the previous paragraph), $7.3 million (which included $1.7 million of rental expenses recognized under the facilities agreement with WorldCom), and $3.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Refer to Note 14 to these consolidated financial statements for a description of the facilities agreement.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Redeemable Preferred Stock

In January 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of its Class A common stock, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $6.2 million, $5.9 million, and $2.7 million was used for equipment purchases during the years ended December 31, 2002, 2001, and 2000, respectively. The warrants were able to be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The warrants expired on January 12, 2003 without being exercised. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

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

Each share of preferred stock is convertible into shares of Class A common stock at a conversion price of $68.40 per share, subject to certain adjustments, for a total of approximately 1,462,000 shares of Class A common stock. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of Digex Class A common stock. Prior to conversion into common stock on April 1, 2002, Microsoft’s redeemable preferred stock was classified outside of stockholders’ equity. Upon conversion into common stock, the then carrying amount of the redeemable preferred stock of approximately $44.5 million was recorded as a component of stockholders’ equity. A component of the then carrying value of Microsoft’s redeemable preferred stock was a discount that had been recorded upon the original issuance of the preferred stock. That discount was being accreted into net loss available to common stockholders through additional capital on the consolidated balance sheet. After the conversion, neither further accretion of the preferred stock discount will be recorded nor will the preferred stock be subject to future redemption or conversion. Unless earlier converted, on January 12, 2005, the remaining 50,000 shares of preferred stock will automatically convert into the number of shares of Class A common stock equal to $1,000 divided by the average of the closing prices of the Class A common stock for the twenty consecutive trading days prior to January 12, 2005.

Subject to the legal availability of funds, the remaining 50,000 shares of preferred stock is redeemable in cash at the option of the holders after January 12, 2004 or upon a change of control of Digex at a price of $1,000 per share if the redemption is then permitted under those indentures of Digex and Intermedia which existed on January 10, 2000. If the restrictions under these agreements terminate at an earlier date, the holders may require Digex to redeem the preferred stock before entering into an agreement which would restrict the ability to redeem the preferred stock. Digex is not required to make sinking fund payments with respect to the preferred stock.

Digex is accreting the remaining preferred stock discount of $4.0 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss available to common stockholders by approximately $2.5 million (or $0.04 per share) and $4.0 million (or $0.06 per share) for the years ended December 31, 2002 and December 31, 2001, respectively. To date, Digex believes that a redemption event related to the remaining 50,000 shares is not probable due to the covenants contained in the indentures of Digex and Intermedia restricting redemption and the requirement of legal availability of funds, which would prohibit redemption of the securities.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity

Digex is authorized to issue up to 150,000,000 shares of common stock (including 100,000,000 Class A shares and 50,000,000 Class B shares) and up to 5,000,000 shares of preferred stock. The Class A and Class B common stock are identical in all respects except that the Class A is entitled to one vote for each share and the Class B is entitled to ten votes for each share.

On August 4, 1999, Digex sold 11,500,000 shares of its Class A common stock in an initial public offering. The net proceeds from the offering were approximately $178.9 million and could be used only to purchase telecommunications related assets due to restrictions in Intermedia’s debt instruments.

On February 16, 2000, Digex completed a public offering of 12,650,000 shares of Class A common stock. Digex sold 2,000,000 shares of Class A common stock and received net proceeds of approximately $171.6 million. Intermedia sold 10,650,000 shares of Class B common stock. The Class B common stock sold by Intermedia automatically converted into Class A common stock at the closing of the offering. After the offering, Intermedia retained a 97.8% voting interest in Digex.

On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock (see Note 8 above) into 730,995 shares of Class A common stock.

10.    Deferred Compensation

Since July 29, 1999, Digex has granted options to purchase 852,500 shares (net of 620,000 forfeited options) of Class A common stock under the Digex Long-Term Incentive Plan to certain employees of Digex at exercise prices below market value. Digex recorded deferred compensation of $0.2 million in 2002, $0.9 million in 2001, and $4.2 million in 2000, a separate component of stockholders’ equity. Up to July 2002, these amounts were expensed over the four-year vesting period of the options. However, on July 2, 2002, the vesting period for all outstanding options was immediately accelerated under the provisions of the Intermedia—WorldCom merger. On this date, Digex amortized the balance of all outstanding options, which totaled $2.6 million in deferred compensation expense. Deferred compensation was reduced by $4.4 million in 2001 and $2.1 million in 2000 for forfeited stock options in connection with terminations of employment. Deferred compensation expense of $3.6 million, $3.2 million, and $4.1 million was recorded during the years ended December 31, 2002, 2001, and 2000, respectively.

11.    Employee Benefit Plans

Stock-based Compensation Plan

Under the provisions of the Intermedia 1996 Long-Term Incentive Plan (1996 Plan), certain employees and directors of Digex were granted options to buy shares of Intermedia common stock, generally at market value with terms of five to ten years. Upon the completion of the Intermedia—WorldCom Merger, each unexercised stock option exercisable for shares of Intermedia common stock was converted into options exercisable for shares of WorldCom Group common stock. The exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. Vesting and exercisability of individual options and other terms and conditions were governed by the 1996 Plan. Since the Intermedia—WorldCom Merger, there will be no additional stock option grants under this Plan.

The Digex Long-Term Incentive Plan adopted on July 23, 1999 (1999 Plan) and administered by the compensation committee of the Board of Directors permits awards of stock, stock options, stock appreciation rights, restricted stock and other stock-based awards as incentives to current and prospective employees, officers, directors, and those of Digex’s subsidiaries or of any person that owns over 50% of the voting power of our

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized and outstanding voting shares. Stock options are generally vested over a four-year period for officers and employees. Exercisable options expire ten years following the date of the grant.

Under the 1999 Plan, Digex is authorized to issue options up to 15,000,000 shares of Class A common stock. As of December 31, 2002, the Board has 10,080,261 shares of common stock reserved for issuance to employees, officers, and directors of Digex pursuant to the 1999 Plan.

The following table summarizes the stock option activity related to employees of Intermedia and Digex:

	Number of Shares	Per Share Option Price
Outstanding Digex options at December 31, 1999	5,704,020	$5.00–54.19
Granted	4,545,993	11.00–139.38
Exercised	(396,543)	5.00–29.13
Canceled	(1,927,421)	5.00–139.38

Outstanding Digex options at December 31, 2000	7,926,049	5.00–139.38
Granted	615,927	7.13–27.13
Exercised	(241,923)	5.00–17.00
Canceled	(2,491,743)	5.00–139.38

Outstanding Digex options at December 31, 2001	5,808,310	5.00–139.38
Granted	—	—
Exercised	—	—
Canceled	(2,165,503)	5.00–139.38

Outstanding Digex options at December 31, 2002	3,642,807	$5.00–139.38

Exercisable Digex options at December 31, 2000	1,320,256	$5.00–54.19

Exercisable Digex options at December 31, 2001	2,920,330	$5.00–139.38

Exercisable Digex options at December 31, 2002	3,642,807	$5.00–139.38

As noted in the tabular presentation above, Digex did not grant any stock options, nor were any options exercised, in 2002.

The following table summarizes the weighted average exercise prices of option activity:

	Year ended December 31,
	2002	2001
Balance at beginning of year	$43.31	$42.55
Granted	—	25.74
Exercised	—	8.42
Canceled	38.10	39.93

Balance at end of year	$46.38	$43.31

The weighted average exercise price of exercisable options was $46.38 in 2002, $39.16 in 2001, and $16.60 in 2000. The per share weighted average fair value of options granted were $24.67 in 2001 and $40.66 in 2000. No options were granted in 2002.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options granted during 2002, 2001 and 2000 are summarized as follows:

	2002		2001		2000
	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price
Exercise Price = Fair Market Value	$—	$—	$24.58	$27.13	$64.60	$79.30
Exercise Price > Fair Market Value	—	—	—	—	—	—
Exercise Price < Fair Market Value	—	—	25.92	7.13	57.69	41.15

Total	$—	$—	$24.67	$25.74	$40.66	$78.36

The range of option exercise prices for options outstanding as of December 31, 2002 was $5.00 to $139.38. The range of exercise prices for options is wide due primarily to the fluctuations in the price of Digex common stock over the period in which the option grants were awarded. The options outstanding as of December 31, 2002 are summarized in ranges as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Shares	Weighted average exercise price
$ 5.00 — $15.50	213,897	$5.52	6.86	213,897	$5.52
$17.00 — $17.00	944,834	17.00	6.58	944,834	17.00
$27.13 — $40.94	765,908	31.98	7.50	765,908	31.98
$42.25 — $65.63	734,327	51.66	7.43	734,327	51.66
$67.94 — $139.38	983,841	90.76	7.39	983,841	90.76

Total	3,642,807	$46.38	7.18	3,642,807	$46.38

Retirement Plan

Digex has a 401(k) plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 50% of their compensation, not to exceed the applicable federal limit during the taxable year. Digex will match one-half of a participant’s contribution, up to a maximum of 7% of the participant’s compensation, and Digex’s matching contribution fully vests after three years of service. Digex’s contributions to the plan were $1.7 million in 2002, $1.8 million in 2001, and $1.1 million in 2000.

12.    Income Taxes

Digex files a consolidated income tax return with its wholly-owned domestic subsidiary. Separate returns are filed for its foreign subsidiaries. For federal and most state purposes, Digex is not consolidated in the income tax returns of Intermedia and WorldCom. The consolidated tax provision, therefore, is based upon the separate tax provisions of the domestic and foreign jurisdictions.

Domestic and foreign loss before the benefit from income taxes consists of the following (in thousands):

	Year ended December 31,
	2002	2001	2000
Domestic	$(239,274)	$(173,558)	$(135,171)
Foreign	(6,959)	(14,901)	(7,764)

Total	$(246,233)	$(188,459)	$(142,935)

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Digex recognized no income tax benefits related to the net losses for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense:

	Year ended December 31,
	2002	2001	2000
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Reconciling items:
State income taxes, net	(2.9)%	(2.8)%	(3.2)%
Non-deductible items	—	0.5%	0.7%
Change in valuation allowance	36.4%	35.7%	36.3%
Foreign taxes	0.1%	0.3%	0.2%
Other items	0.4%	0.3%	—

Effective tax rate	(0.0)%	(0.0)%	(7.0)%

At December 31, 2002 and 2001, Digex had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax liabilities:
Depreciation and amortization	$—	$—
Identifiable intangible assets	(1,623)	(2,975)

Total deferred tax liabilities	(1,623)	(2,975)
Deferred tax assets:
Net operating loss carryforwards—U.S.	165,293	129,554
Net operating loss carryforwards—Foreign	9,154	6,930
Provision for doubtful accounts	6,946	2,506
Depreciation, amortization and impairment	42,049	313
Other	6,127	3,120
Deferred revenue	1,201	113
Stock-based compensation	1,617	1,728

Total deferred tax assets	232,387	144,264
Less: valuation allowance	(230,764)	(141,289)

Net deferred tax asset	1,623	2,975

Net deferred tax asset (liability)	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount  that will more likely than not be realized. The increase in the valuation allowance for the current year is $89.5 million. At December 31, 2002, Digex’s net operating loss carryforwards for income tax purposes are approximately $446.3 million, with expiration periods beginning in 2018 through 2022. Digex’s ability to utilize the net operating loss carryforwards against any future taxable income may be limited by, among other things, past and future changes in ownership of the company.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth computation of basic and diluted loss per share of common stock (amounts in thousands, except share and per share information):

	Year ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(248,749)	$(192,484)	$(143,101)

Weighted average number of common shares	64,689,708	64,076,647	63,404,839

Loss per share:
basic and diluted	$(3.85)	$(3.00)	$(2.26)

Convertible securities (convertible preferred stock, warrants, and stock options) to purchase 5,438,807 common shares in 2002, 8,335,310 common shares in 2001, and 10,453,049 common shares in 2000 were outstanding, but were excluded from the computation of diluted loss per share because assumed exercise or conversion would be anti-dilutive.

14.    Related Party Agreements

WorldCom

In connection with the Intermedia—WorldCom Merger and the settlement of related litigation, Digex and certain subsidiaries of WorldCom entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom’s bankruptcy filing progresses. The principal terms of the agreements are as follows:

Sales Channel Agreement. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. Through the sales channel agreement, WorldCom has sold the Digex portfolio of managed hosting products; however, it has not met committed sales targets. WorldCom agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003, contingent on Digex’s satisfaction of certain levels of service and data center capacity. WorldCom agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WorldCom also agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 (“the Minimum Annual Commitment”). In addition, WorldCom agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generated operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, Digex agreed to share such operating income with WorldCom. WorldCom’s participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

In 2002, WorldCom purchased a total of $60.7 million in services from Digex under the sales channel agreement, significantly less than the $192.0 million annual revenue commitment. Digex recognized revenue from WorldCom, under the sales channel agreement, of $51.4 million for the year ended December 31, 2002. All revenue recognized under the sales channel agreement in 2002 resulted from actual managed hosting services purchased for resale by WorldCom, net of $2.9 million representing WorldCom’s share in the net operating income related to activity under the sales channel agreement. Since July 1, 2002, Digex has recognized revenue from WorldCom only upon collection due to the June 2002 announcements from WorldCom. Approximately $3.6 million of pre-petition revenue from WorldCom was billed for the period from July 1, 2002 through July 21, 2002, but has not been recognized as revenue because it has not been collected as of December 31, 2002. Digex recorded a provision for doubtful accounts of $18.3 million for all receivables due from WorldCom recorded prior to July 1, 2002, which have not been collected subsequent to June 30, 2002. Revenue from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

For the year ended December 31, 2001, Digex recognized revenue from WorldCom of $29.3 million related to WorldCom, of which total revenues of $29.1 million were recorded under the sales channel agreement. Of the revenues recorded under the sales channel agreement, $14.8 million resulted from actual managed hosting services. Total revenues for the difference between actual managed hosting services sold and the Minimum Annual Commitment were $32.3 million. These amounts, aggregated, were reduced by $18.0 million, representing WorldCom’s share in the net operating income related to activity under the sales channel agreement.

Funding Agreement. Refer to “Borrowings from Related Parties” in Note 6.

Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built in several WorldCom data centers in the United States and around the world. Digex has leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $2.9 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $2.8 million and $6.0 million for the years ended December 31, 2002 and 2001, respectively.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, including facilities, telephone, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

	Year ended December 31,
	2002	2001	2000
Other circuit related expense	$5,349	$7,734	$3,234
Telephone expense	4,261	2,480	291
Rent expense	680	300	—

	$10,290	$10,514	$3,525

In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2002 and 2001 presented above.

The agreements are subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom’s bankruptcy filing progresses.

Intermedia

Note Purchase Agreement. Refer to Note 6 to the consolidated financial statements for borrowings from related parties.

General and Administrative Services Agreement. On April 30, 1999, Digex entered into a general and administrative services agreement with Intermedia for Intermedia to provide Digex with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, treasury, and information management services. This agreement had an initial term of two years and expired in April 2001. Under the terms of this agreement, as amended to date, Intermedia provided Digex with treasury services, for which the charges were minimal, in the first quarter of 2001. The charge for general and administrative services was $15.0 million in 2000.

Network Services Agreements. Under the terms of the network services agreements, effective July 1999, with Intermedia, which expired in July 2001, Intermedia provided Digex with east and west coast Internet transit and Internet access. Subsequent to the expiration date, Digex continued with Intermedia’s network services at the current monthly rate under the expired network agreement. The charges for the Internet transit and access services amounted to $0.0 million in 2002, $0.8 million in 2001, and $5.0 million in 2000. Intermedia granted a $1.0 million credit for services provided during the first half of 2001 to Digex in the third quarter of 2001.

Asset Migration Agreement. On June 1, 2000, Digex entered into an asset migration agreement with Intermedia. Under the terms of the agreement, Digex purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. In connection with the purchase of firewall-related assets from Intermedia, the managed firewall services agreement between Digex and Intermedia was terminated. Digex paid a purchase price of $4.5 million for the net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the asset migration agreement, Digex has made equal monthly installments of $0.9 million for Intermedia’s support and consultation for the six months ended December 31, 2000.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sale of Telecommunications Related Assets to Intermedia. Digex entered into three use of proceeds agreements with Intermedia on June 2, 1999, January 11, 2000, and January 24, 2000, respectively, to sell to Intermedia certain telecommunications related assets that were purchased by Digex with the net proceeds of certain offerings of Digex securities and the cash proceeds of the investments by Microsoft and Compaq. The assets were sold to Intermedia at Digex’s cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $33.7 million during the year ended December 31, 2000. These proceeds were unrestricted and used to fund Digex’s operating expenses. Net proceeds from the equity offerings were fully used as of December 31, 2000.

Software, Equipment and Services Purchased from Microsoft and Compaq

In January 2000, Digex entered into strategic development agreements and joint marketing arrangements with Microsoft and Compaq. In connection with these agreements, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. These agreements expired in January 2003.

Digex has purchased computer hardware, software and certain consulting services from both Microsoft and Compaq pursuant to certain arrangements negotiated prior to or in connection with the investment by Microsoft and Compaq in Digex. Digex purchased $4.5 million in 2002, $3.8 million in 2001, and $2.7 million in 2000 of products and services provided by Microsoft. Digex purchased $6.2 million (all of which were equipment credits) in 2002, $9.9 million (includes $5.9 million of equipment credits and $1.3 million of equipment financed under  a master lease and financing agreement) in 2001, and $29.3 million (includes $2.7 million of equipment credits) in 2000 of products and services provided by Compaq. There are no equipment credits remaining as of  December 31, 2002.

Notes Receivable from Employees

Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $6.0 million and $6.8 million as of December 31, 2002 and December 31, 2001, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not been made and are not permitted.

Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with Digex through and including November 1, 2003 or (2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any  pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of December 31, 2002, the potential retention bonus pool payable in 2003 under these agreements totaled $12.2 million, of which $6.8 million was accrued as of December 31, 2002.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Restructuring Charges

In 2002, Digex recorded $7.2 million of restructuring charges, of which $3.8 million was recorded under two separate restructuring plans adopted by management in June and August 2002, and $3.4 million was recorded in the fourth quarter to account for permanently vacated office properties. Approximately $1.1 million of the $7.2 million of restructuring charges is included in the caption “Cost of services”, and approximately $6.1 million is included in the caption “Selling, general and administrative” of the consolidated statement of operations. The restructuring plans were primarily targeted at reducing the cost of excess personnel and capacity.

In June 2002, Digex recorded a restructuring charge of $1.4 million, which consisted of $0.9 million to terminate 85 employees (79 in the United States and 6 in the United Kingdom), and $0.5 million to account for the future rent payments related to 3 permanently vacated properties in the United States. The employee severance costs of $0.9 million include severance and related taxes and benefits. All terminations and termination benefits were communicated to the affected employees prior to June 30, 2002. Approximately $0.3 million of severance, and $0.1 million of future rent payments related to this restructuring plan has not been paid as of December 31, 2002.

In August 2002, Digex recorded a restructuring charge of $2.4 million, which consisted of $2.2 million to terminate 204 employees (185 in the United States and 19 in the United Kingdom, Germany and France), and $0.2 million of other restructuring expenses. The employee severance costs of $2.2 million include severance and related taxes and benefits. All terminations and termination benefits were communicated to the affected employees prior to September 30, 2002, and all severance related to this restructuring plan has been paid as of December 31, 2002. The $0.2 million of other restructuring costs primarily represent office and auto lease terminations in France.

In the fourth quarter of 2002, Digex recorded an additional $3.4 million in restructuring charges due to the permanent vacation of 3 leased facilities in the United States, and the early termination of 1 leased facility in France. This restructuring charge was based upon estimated future rent payments net of estimated sublease income. No amounts have been paid on this obligation as of December 31, 2002.

As of December 31, 2002, Digex has $3.8 million accrued in its consolidated balance sheet to account for future obligations related to the restructuring activities. The following table provides a roll-forward of Digex’s restructuring liabilities (in thousands):

	Reserve at December 31, 2001	Accrual	Cash Paid	Reserve at December 31, 2002
Severance benefits	$—	$3,175	$(2,849)	$326
Other exit costs	—	3,993	(479)	3,514

Total restructuring charges	$—	$7,168	$(3,328)	$3,840

16.    Contingencies

On March 2, 2001, Digex, WorldCom, and Intermedia entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to the consolidated class action and derivative action in accordance with the terms agreed to in the February 15, 2001 memorandum of understanding. On April 6, 2001, a final settlement of the consolidated derivative and class action suits was approved by the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court’s approval of the settlement expired with no appeals having been filed.

Pursuant to the settlement, WorldCom made a payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders following the closing of the Intermedia—WorldCom Merger in July 2001. One half of the settlement fund net of plaintiffs’ attorneys fees was distributed

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to record holders of Digex common stock as of September 1, 2000. The balance of the settlement fund net of attorneys’ fees was paid to record holders of Digex stock as of June 29, 2001. Neither Intermedia nor its affiliates was entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom was amended, among other things, to change the consideration to be paid to Intermedia shareholders in connection with the merger. The fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action were paid out of the settlement fund. In connection with the settlement, WorldCom has agreed to reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. A further provision of the settlement makes Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex.

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

On August 1, 2002, the law firm of Richards Layton & Finger (“Richards Layton”) requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 each to Richards Layton and a second law firm, Cahill Gordon & Reindel (“Cahill Gordon”), in connection with their representation of the former Special Committee (“FSC”) of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the “Shareholder Action”). The request sought modification of a Chancery Court order of July 29, 2002 (the “Order”), which required WorldCom to pay $1,860,187.14 to reimburse certain expenses approved by the FSC pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevented immediate enforcement of the Order against WorldCom, Richards Layton sought the requested modification to obtain payment directly from Digex. On August 23, 2002, the Chancery Court denied Richards Layton’s request on the grounds that WorldCom’s bankruptcy, commenced before the issuance of the Order, deprived the Chancery Court of authority to adjudicate WorldCom’s liability for expenses of the FSC, and, therefore, rendered the Order void ab initio. The FSC subsequently sought leave of the Bankruptcy Court to pursue collection of the expenses from Digex notwithstanding the WorldCom bankruptcy. By order dated January 30, 2003, the Bankruptcy Court denied that request on the grounds that (i) the Chancery Court had correctly determined that the Order was void ab initio and (ii) separate proceedings seeking payment of the expenses directly by Digex would “necessarily implicate WorldCom because of the interrelationship of the parties in the underlying dispute.”

Neither the FSC nor its counsel have subsequently instituted any proceedings to collect the claimed fees and expenses directly from Digex. It is not possible to determine at this point whether the FSC will elect to pursue its claims for the fees and expenses directly against Digex, either before or after the conclusion of the WorldCom bankruptcy proceedings.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002 and January 2003, Digex was sued in two separate cases brought by employees alleging discrimination. The first alleges that Digex discriminated against the employee when she was not selected for the CEO position in June 2002 following Digex’s termination of its then CEO, and further claims that Digex has subsequently retaliated against her in the terms and conditions of her employment, even though her compensation package remains unchanged. The second claims discrimination based on an alleged failure by Digex to promote this individual to a newly created position, and further claims that she has been demoted, even though her title and compensation remain unchanged. Both complaints include multi-million dollar claims for damages; however, neither details the basis for such damages. Although Digex is not able to predict the outcome of these cases, Digex believes the claims are without merit and is defending itself vigorously.

In February, 2003, Digex was sued by Computer Associates International, Inc. The complaint alleges breach of contract on the part of Digex, and seeks damages of $6,427,815.90. This matter is in its initial stages. Although Digex is not able to predict with any reasonable certainty the likely outcome of this arbitration, Digex believes that Computer Associates’ complaint is without merit and Digex intends to continue its vigorous defense of the case, which likely will include a counterclaim exceeding amounts sought by Computer Associates in the litigation.

In ordinary course of business, Digex is party to litigation. Management does not believe that the outcome of such litigation will materially affect Digex or these consolidated financial statements.

17.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands):

	2002
	First	Second	Third	Fourth
Revenues	$51,757	$48,693	$43,152	$44,358
Operating expenses	100,362	165,188	78,161	82,352

Loss from operations	(48,605)	(116,495)	(35,009)	(37,994)
Other income (expense)	(1,831)	(2,008)	(2,141)	(2,150)

Net loss	(50,436)	(118,503)	(37,150)	(40,144)
Accretion of preferred stock discount	(1,006)	(503)	(504)	(503)

Net loss available to common stockholders	$(51,442)	$(119,006)	$(37,654)	$(40,647)

Loss per common share:
basic and diluted(1)	$(0.80)	$(1.83)	$(0.58)	$(0.63)

	2001
	First	Second	Third	Fourth
Revenues	$53,052	$53,791	$52,324	$55,186
Operating expenses	97,442	100,571	102,288	99,901

Loss from operations	(44,390)	(46,780)	(49,964)	(44,715)
Other income (expense)	171	(543)	(1,213)	(1,025)

Net loss	(44,219)	(47,323)	(51,177)	(45,740)
Accretion of preferred stock discount	(1,007)	(1,006)	(1,006)	(1,006)

Net loss available to common stockholders	$(45,226)	$(48,329)	$(52,183)	$(46,746)

Loss per common share:
basic and diluted(1)	$(0.71)	$(0.76)	$(0.81)	$(0.73)

(1)	The sum of the net loss per share for the four quarters in both years differs from the annual net loss per share due to the required method of computing the weighted average number of common shares outstanding in the interim period.

DIGEX, INCORPORATED

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions — Describe		Balance at End of Period

For the year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,362	$10,649	—	$10,270	(1)	$4,741

Allowance for deferred tax accounts	$18,492	$56,757	—	—		$75,249

For the year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,741	$15,374	—	$15,309	(1)	$4,806

Allowance for deferred tax accounts	$75,249	$66,040	—	—		$141,289

For the year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,806	$22,268	—	$5,247	(1)	$21,827

Allowance for deferred tax accounts	$141,289	$89,474	—	—		$230,763

(1)	Uncollectible accounts written off, net of recoveries.