Form 10-K/A
period 2002-12-31
DIGEX INC/DE
filed 2003-04-30
CIK 1085098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,613,181

As of March 31, 2003, there were 25,519,461 and 39,350,000 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTE

Digex, Incorporated hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2003, solely to add the information required by Part III of the Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names of the current directors of Digex, their ages as of April 30, 2003, and certain biographical information for each of them is set forth below:

Name	Age	Principal Occupation
George L. Kerns	49	President and Chief Executive Officer, Digex, Inc.
K. William Grothe, Jr.	47	Senior Vice President, Corporate Development, WorldCom, Inc.
Brian H. Benjet	35	Associate Litigation Counsel, WorldCom, Inc.
Vinton G. Cerf	59	Senior Vice President, Architecture and Technology, WorldCom, Inc.
John M. Coakley	35	Director, Corporate Development, WorldCom, Inc.
Howard Frank	61	Dean, Robert H. Smith School of Business, University of Maryland
Max D. Hopper	69	Principal, Max D. Hopper Associates
Wayne E. Huyard	43	President, MCI Mass Markets
Paul G. Kozlowski	64	Telecommunications Consultant

Each director has been appointed to serve as such until the next annual shareholders’ meeting, the date of which has not been determined as of the filing of this amendment to Form 10-K.

Directors

George L. Kerns became a director of Digex in September 2002. Mr. Kerns has served as President and Chief Executive Officer (CEO) of Digex since June 2002. From May 2001 to June 2002, Mr. Kerns served as Senior Vice President, Service Delivery and Operations of Digex. Prior to joining Digex, Mr. Kerns was Chief Operating Officer (COO) for HarvardNet. Previously, he served as Senior Vice President and General Manager of Customer Services Delivery for BBN Planet/GTE Internetworking, where he established operational procedures and data systems for managing large Web hosting, virtual private network, firewall and data communications environments. Prior thereto, Mr. Kerns was Vice President of Infrastructure and Engineering with EDS Personal Communications and Chief Information Officer (CIO) for Contel Cellular/GTE Mobile Communications. During the first twelve years of his career, Mr. Kerns was a consultant, primarily with large national accounting firms. Mr. Kerns holds an M.B.A. from the University of Georgia and a B.S. in Mathematics from Furman University.

K. William Grothe, Jr. became a director of Digex in August 2001. Mr. Grothe has served as Vice President of Corporate Development of WorldCom since 1996. Prior to joining WorldCom, Mr. Grothe was Senior Vice President and Chief Financial Officer (CFO) of MobileComm, a subsidiary of Bell South Corporation, a telecommunications company. Mr. Grothe received a B.S. in accounting from the University of Illinois.

Brian H. Benjet became a director of Digex in November 2002. Mr. Benjet has served as Associate Litigation Counsel for WorldCom since 2000 and is responsible for restructuring issues, bankruptcy matters and numerous other complex litigation matters for WorldCom. Prior to joining WorldCom, Mr. Benjet served as Assistant General Counsel for the UMWA Health and Retirement Funds. Mr. Benjet received a J.D. from the Washington College of Law, American University and a B.A. from Brandeis University.

Vinton G. Cerf became a director of Digex in September 2002. Mr. Cerf is currently the Senior Vice President of Architecture and Technology for WorldCom. Mr. Cerf also serves currently as the Chairman of the Board of the Internet Corporation for Assigned Names and Numbers (ICANN). Prior to rejoining MCI in 1994, Mr. Cerf was Vice President of the Corporation for National Research Initiatives (CNRI), and served as Vice President of MCI Digital Information Services from 1982-1986. Mr. Cerf also worked for the U.S. Department of Defense’s Advanced Research Projects Agency (DARPA). He served as founding President of the Internet Society from 1992-1995 and as its Chairman of the Board from 1998-1999. Mr. Cerf holds a Bachelor of Science degree in Mathematics from Stanford University and Master of Science and Ph.D. degrees in Computer Science from UCLA. He also holds honorary Doctorate degrees from several domestic and international colleges and universities.

John M. Coakley became a director of Digex in March 2003. Mr. Coakley has served as Director of Corporate Development for WorldCom since 2000. He has held financial management positions with WorldCom since 1997. Prior to joining WorldCom, Mr. Coakley was a management consultant with Price Waterhouse, LLP. Mr. Coakley holds a Bachelor of Arts degree from the University of Georgia and a Master of Arts degree from American University.

Howard Frank became a director of Digex in September 2002. Dr. Frank is Dean of the Robert H. Smith School of Business of the University of Maryland and also serves as a professor of Management Sciences at the Smith School. Previously, Dr. Frank was Director of the Defense Advanced Research Project Agency’s Information Technology Office. He was the founding Director of the Defense Department’s Advanced Information Technology Services Joint Program Office. Dr. Frank previously chaired the Administration’s Technology Policy Working Group and had a significant role in national technology policy. Dr. Frank was also a member of the Committee on Information, Computing and Communications of the White House’s National Science and Technology Council. Earlier, he was founder, Chairman and CEO of Network Management Inc., President and CEO of Contel Information Systems (a subsidiary of Contel Corporation), President, CEO and founder of the Network Analysis Corporation, and a visiting consultant within the Executive Office of the President of the United States in charge of its network analysis activities.

Max D. Hopper became a director of Digex in September 2002. Mr. Hopper founded the firm, Max D. Hopper Associates, Inc., in 1995 after retiring from AMR Corporation. At AMR Corporation, Mr. Hopper served as Chairman of The SABRE Group from 1993 as well as Senior Vice President from 1985. During Mr. Hopper’s 20-year tenure at AMR, he served as CIO and as CEO. Previously, Mr. Hopper was Executive Vice President for Bank of America from 1982 through 1985, where he was the CIO. Mr. Hopper launched his professional systems career at Shell Oil in 1960 and served with EDS and United Airlines prior to joining American Airlines in 1972.

Wayne E. Huyard became a director of Digex in September 2002. Mr. Huyard is currently the President of MCI Mass Markets, a position he assumed in December 1995. From early 1995 to December 1995, Mr. Huyard was Vice President of Marketing for Mass Markets. From December 1990 to early 1995, Mr. Huyard was served as Vice President of Consumer Sales for the new national MCI Mass Markets business unit. Mr. Huyard began his career at MCI in 1984, and after moving from sales to product marketing, he became Director of Marketing for the Western Division. Later, he was in charge of Consumer Sales, Customer Service and Marketing for this Division. Mr. Huyard holds a Bachelors of Science degree in Business Administration from Elizabethtown (PA) College.

Paul G. Kozlowski became a director of Digex in September 2002. Mr. Kozlowski currently provides consulting services to the wireless and telecom services companies engaged in delivering emergency alert services, providing vertical industries application products, and developing traffic congestion avoidance services. Mr. Kozlowski has been a leading executive in the telecommunications industry since 1970, and has held CEO and other strategic leadership positions with public companies and private entrepreneurial ventures in the telecom sector since 1994, including Executive Chairman of NetEffect Corp, CEO Racal Data Group, CEO AVEX Electronics and a variety of start-ups. In 1992, Mr. Kozlowski was Vice President of Communications, Education, and Media Business Unit, a division of Digital Equipment Corporation. In 1982, Mr. Kozlowski was the Founder, President and CEO of Contel Cellular. In 1991, GTE Mobile Communications acquired Contel Cellular, and Mr. Kozlowski was appointed President and CEO of GTE Mobile Communications. Mr. Kozlowski was one of the founders of the Cellular Telecommunications Industry Association (CTIA) and its Chairman in 1988.

Executive Officers

The names of the current executive officers of Digex, their ages as of April 30, 2003, other than Mr. Kerns, who is also a member of the Board of Directors, and certain biographical information for each of them is set forth below:

Name	Age	Position
John J. Callari	52	Senior Vice President, Sales and Marketing
Thomas Davidsson	39	Senior Vice President, Digex Europe
Jonathan E. McLaughlin	59	Senior Vice President, Service Delivery and Operations
Bruce F. Metge	46	Senior Vice President and General Counsel
Robert B. Patrick	31	Vice President, Chief Marketing Officer and Corporate Secretary
Thomas L. Walton	45	Senior Vice President, Solutions and Services
Howard C. Weizmann	54	Senior Vice President, Human Resources and Communications
T. Scott Zimmerman	41	Senior Vice President and Chief Financial Officer

John J. Callari has served as Senior Vice President of Sales and Marketing of Digex since August 2002. From March 2001 to August 2002, he was Senior Vice President of Sales. From September 1997 to March 2001, he served as Senior Vice President of Sales at WorldCom, Inc. where he managed all aspects of sales, service and strategic planning of the National Accounts division. Prior to that, Mr. Callari served as Regional Vice President of WorldCom since 1994. Mr. Callari holds a B.A. from Brooklyn College, and has had extensive marketing education at Columbia University and New York University.

Thomas Davidsson has served as Senior Vice President of the European division of Digex since April 2000. From October 1998 through April 2000, he held various management positions with companies within Telia AB, a telecommunications company in Scandinavia, including the Vice President of Telia Megacom, Chief Financial Officer of the Telia Business Solutions division, and President of the Telia New Business division. From January 1996 to October 1998, he served as Managing Director of Alfa Laval Moatti in France, a subsidiary of Alfa Laval Group, a process equipment manufacturing company. Mr. Davidsson holds a B.S. in finance from Per Brahe Gymnasium in Sweden and an M.B.A. from the Stockholm School of Economics.

Jonathan E. McLaughlin has served as Senior Vice President, Service Delivery and Operations of Digex since September 2002. From September 2001 to September 2002, he served as Digex’s Vice President of Customer Care. Prior to joining Digex, Mr. McLaughlin served as Vice President of Access Services with Genuity from October 1999 to September 2001, and as Director of Customer Care with BBN/GTE/Genuity from May 1995 to October 1999.

Bruce F. Metge has served as Senior Vice President and General Counsel of Digex since July 2000. Prior to joining Digex, he served as Vice President and General Counsel for Onesoft Corporation, an e-commerce software company, and General Counsel for Madison River Communications, a telecommunications company formed to acquire and operate rural telephone companies. From January 1990 to December 1998, he served as a member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. Mr. Metge is a member of the Illinois, District of Columbia, and Massachusetts bars. He received a B.A. in public policy sciences from Duke University and a J.D. from Northwestern University School of Law.

Robert B. Patrick has served as Vice President, Chief Marketing Officer and Corporate Secretary of Digex since August 2002. From January 2000 to August 2002, he was Vice President of Strategy and Business Development. From July 1999 to December 1999, he served as Vice President of Marketing of Digex. From September 1998 to June 1999, he served as Vice President of Marketing and Product Development of Digex. He served as Director of Business Development for Digex from September 1997 through September 1998. He joined Digex in September 1996, as Senior Manager of Windows NT Operations. From June 1993 to June 1996, he served as a Senior Consultant for Andersen Consulting. Mr. Patrick holds a B.S. in management information systems from George Mason University.

Thomas L. Walton has served as Senior Vice President, Solutions and Services of Digex since August 2002. From February 2002 to August 2002, he served as Digex’s Vice President of Engineering. Prior to joining Digex, Mr. Walton worked for British Telecom as a Unit Vice President from August 1999 to February 2002. From June 1997 to August 1999, he served as Director of Strategic Consulting for Dimension Enterprises. Mr. Walton received a B.S. in electrical engineering from the University of Texas at Austin.

Howard C. Weizmann has served as Senior Vice President of Human Resources and Communications of Digex since August 2002. From April 2001 to August 2002, he was Senior Vice President of Human Resources. From November 2000 to April 2001, he served as Vice President of Human Resources of Digex. From August 1994 to November 2000, he served as Managing Consultant of the Washington, DC office for Watson Wyatt Worldwide, a global human resources consulting firm. Prior to joining Watson Wyatt in March 1992 as an account manager, he served as Vice President in charge of pension and health benefits consulting at Aetna Life Insurance, was Executive Director of the Association of Private Pensions and Welfare Plans (APPWP), and also worked as an attorney for Drinker, Biddle and Reath L.L.P, a Philadelphia-based law firm. Mr. Weizmann holds a B.S. from Ohio University, an M.A. in anthropology from the University of Michigan and a J.D. from Georgetown University School of Law.

T. Scott Zimmerman has served as Senior Vice President and CFO of Digex since July 2002. From January 2002 to July 2002, he served as Interim CFO, and as Vice President and Controller of Digex from October 1999 to January 2002. He has nearly 20 years of financial and information systems management experience, most recently as Director of Business Operation at GTE Internetworking from July 1998 to November 1999 and as Director of Finance and Controller at Genuity, Inc., an Internet infrastructure services provider, from July 1996 to July 1998. Mr. Zimmerman holds a B.A. in Economics and a B.S. in accountancy from University of Maryland. Mr. Zimmerman is a certified public accountant and a certified management accountant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires each of our directors and executive officers, and persons who beneficially own more than 10% of the issued and outstanding shares of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us or written representations by reporting persons, all of the filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2002, except for:

Form 3s for the following directors or former directors were filed beyond the required dates for such filings: Howard Frank, Max Hopper, Paul Kozlowski, Wayne Huyard, Vinton Cerf, Jon McGuire, and Brian Benjet.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation of our Chief Executive Officer and each of our four most highly compensated executive officers whose total salary and bonus for 2002 exceeded $100,000 (each a “named executive officer” and, collectively, the “named executive officers”).

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (4)	Other Annual Compensation		Securities Underlying Options/SARs (5)	All Other Compensation
George L. Kerns (1)	2002	$250,000	$—	$14,067	(7)	—	$2,583	(6)
President and Chief	2001	167,793	—	106,864	(8)	—	—
Executive Officer
Mark K. Shull (2)	2002	154,647	—	25,630	(7)	—	4,438	(6)
President and Chief	2001	300,000	219,600	125,034	(7)	—	5,250	(6)
Executive Officer	2000	275,000	200,616	120,591	(7)	200,000	5,250	(6)
Thomas Davidsson	2002	296,371	—	2,072	(8)	—	58,443	(9)
Senior Vice President,	2001	219,477	86,345	38,601	(8)	—	21,215	(9)
Digex Europe	2000	141,754	—	—		200,000	24,489	(9)
John J. Callari (3)	2002	200,000	95,013	—		—	5,900	(6)
Senior Vice President,	2001	153,846	116,387	—		—	2,125	(6)
Sales and Marketing
Bruce F. Metge	2002	225,000	—	—		—	2,625	(6)
Senior Vice President and	2001	214,583	78,469	—		—	2,583	(6)
General Counsel	2000	87,948	25,000	—		200,000	—
Howard C. Weizmann	2002	209,375	—	—		—	5,281	(6)
Senior Vice President,	2001	200,000	82,233	—		100,000	4,625	(6)
Human Resources and	2000	23,590	6,624	—		—	—
Communications

(1)	Mr. Kerns commenced employment with Digex in May 2001. He replaced Mark Shull as President and Chief Executive Officer effective June 21, 2002.
(2)	Mr. Shull commenced employment with Digex in July 1999. Mr. Shull was terminated from Digex effective June 21, 2002.
(3)	Mr. Callari commenced employment with Digex in March 2001.
(4)	Amounts represent bonuses paid during the listed fiscal year for prior fiscal year performance and/or signing bonuses.
(5)	Represents the number of shares of Class A common stock of Digex underlying options granted to the named executive officers. Options to purchase Digex Class A common stock granted to Mr. Shull in 2000 were canceled upon his termination in June 2002.
(6)	Amounts represent the matching contribution paid by Digex to the 401(k) plan on behalf of the participant.
(7)	Amount represents taxable fringe benefits received primarily for temporary housing and the reimbursement of taxes associated with these fringe benefits by Digex.
(8)	Amount represents relocation expense. Amount for Mr. Davidsson also includes transportation allowance.
(9)	Amount represents contribution paid by Digex to Mr. Davidsson’s retirement plan, calculated based on the average foreign exchange rate during the period. Actual amounts contributed were GBP 36,300 in 2002, SEK 214,750 in 2001 and SEK 227,000 in 2000.

Options Granted During Fiscal Year 2002

There were no grants of stock options to purchase Digex Class A common stock to our named executive officers during fiscal year 2002.

Aggregate Option/SAR Exercises in Fiscal 2002 and Fiscal Year-End Option Values

The following table shows the number of shares received upon exercise, aggregate dollar value realized upon exercise, the number of unexercised shares of Digex Class A common stock as of December 31, 2002 and the year-end value of unexercised in-the-money options to purchase shares of Digex Class A common stock as of December 31, 2002 for each named executive officer.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
George L. Kerns	—	$—	—	—	$—	$—
Mark K. Shull	—	—	—	—	—	—
Thomas Davidsson	—	—	200,000	—	—	—
John J. Callari	—	—	—	—	—	—
Bruce F. Metge	—	—	200,000	—	—	—
Howard C. Weizmann	—	—	100,000	—	—	—

Director Compensation

Our directors who are not employed by either Digex or Intermedia (or WorldCom effective July 1, 2001) receive an annual fee of $50,000, paid in quarterly installments of $12,500, and a fee of $1,000 for each meeting (or $500 for each telephonic meeting) of the Board of Directors or committees of the Board of Directors attended in addition to reimbursement of actual out-of-pocket expenses incurred in connection with attending these meetings.

Employment Agreements

George L. Kerns.    Mr. Kerns’ employment letter agreement provides for an initial base salary of $250,000, which is subject to annual review, and an annual bonus opportunity of 60% of his initial annual base salary that will be based on the achievement of certain corporate and individual objectives. Mr. Kerns’ employment agreement also provided for reimbursement of relocation and temporary living expenses.

If Mr. Kerns is terminated by Digex for any reason other than for cause, Digex will pay his base salary and medical and dental benefits for a period of twelve months.

Mark K. Shull.    Mr. Shull was terminated by Digex effective June 21, 2002. Until the date of his termination, the terms of Mr. Shull’s employment, including severance terms, were governed by an employment letter agreement. The agreement provided that if Mr. Shull was terminated by Intermedia or Digex for any reason other than for cause, Digex or Intermedia would pay his base salary as in effect at the time of termination through the later of July 1, 2001, or the first anniversary of the date of termination. No amount of severance has been paid to Mr. Shull to date. The matter is currently in litigation.

Thomas Davidsson.    Mr. Davidsson’s employment letter agreement provides for an initial annual base salary of SEK 1,800,000, which is subject to annual review, and an annual bonus opportunity of 50% of his initial annual base salary that will be based on the achievement of certain corporate and individual objectives. The agreement provides Mr. Davidsson with the option to receive (1) a vehicle equivalent to a Saab 95, which will include fuel expenses for business and private use and all maintenance costs, or (2) a car allowance in cash, paid monthly on a cost-neutral basis. The agreement also provides Mr. Davidsson with options to purchase 200,000 shares of our Class A common stock, of which 180,000 shares will be exercisable at $56.63 per share and 20,000 shares will be exercisable at $6.63 per share. Options covering 25% of the 200,000 shares of our Class A common stock will vest one year following the date of grant and the balance will vest in equal quarterly installments over the three years beginning June 6, 2000. Following a change of control of Digex, all of Mr. Davidsson’s unvested Digex options will vest on the first anniversary of the change of control if Mr. Davidsson continues to be employed by Digex at that date, or upon termination by Digex of Mr. Davidsson’s employment (other than for cause), if earlier.

The employment letter agreement may be terminated by either Digex or Mr. Davidsson by providing six months advance written notice of termination. During the notice period, Mr. Davidsson may be removed from his position, but would remain entitled to the terms of the agreement. If Mr. Davidsson is terminated by Digex for any reason other than for cause, we will pay his base salary for a period of six months.

John J. Callari.    Mr. Callari’s employment letter agreement provides for an initial annual base salary of $200,000, which is subject to annual review. Additionally, Mr. Callari is eligible for a target bonus not to exceed $280,000 based on achievement of certain sales targets and organizational goals. Seventy percent of the target bonus is based on revenue plan achievement, adjusted by a payout factor, and 30% upon the achievement of an agreed upon organizational plan. The agreement also provides Mr. Callari with an accelerated incentive award of $25,000 to be paid as soon as practical upon joining Digex, to be netted against the target bonus.

Bruce F. Metge.    Mr. Metge’s employment letter agreement provides for an initial annual base salary of $200,000, which is subject to annual review, and an annual bonus opportunity of 50% of his initial annual base salary that will be based on the achievement of certain corporate and individual objectives. The agreement provides Mr. Metge with a signing bonus of $50,000, paid in two equal installments: upon commencement of employment with us, and after six months of employment. The agreement also provides Mr. Metge with options to purchase 200,000 shares of our Class A common stock, of which 175,000 shares will be exercisable at $67.94 per share and 25,000 shares will be exercisable price at $37.94 per share. Options covering 25% of the 200,000 shares of our Class A common stock will vest one year following the date of grant and the balance will vest in equal quarterly installments over the three years beginning June 30, 2001. Following a change of control of Digex, all of Mr. Metge’s unvested Digex options will vest on the first anniversary of the change of control if Mr. Metge continues to be employed by Digex at that date, or upon termination by Digex of Mr. Metge’s employment (other than for cause), if earlier.

If Mr. Metge is terminated by Digex for any reason other than for cause, Digex will pay his base salary and medical and dental benefits for a period of twelve months.

Howard C. Weizmann.    Mr. Weizmann’s employment letter agreement provides for an initial annual base salary of $200,000, which is subject to annual review, and an annual bonus opportunity of 50% of his initial annual base salary that will be based on the achievement of certain corporate and individual objectives. The agreement provides Mr. Weizmann with a one-time signing bonus of $75,000 to be paid shortly after employment commencement. The agreement also provides Mr. Weizmann with options to purchase 100,000 shares of our Class A common stock, of which 70,000 shares will be exercisable at $27.13 per share and 30,000 shares will be exercisable price at $7.13 per share. Options covering 25% of the 100,000 shares of our Class A common stock will vest one year following the date of grant and the balance will vest in equal quarterly installments over the three years beginning January 12, 2002. Following a change of control of Digex, all of Mr. Weizmann’s unvested Digex options will vest on the first anniversary of the change of control if Mr. Weizmann continues to be employed by Digex at that date, or upon termination by Digex of Mr. Weizmann’s employment (other than for cause), if earlier.

If Mr. Weizmann is terminated by Digex for any reason other than for cause, Digex will pay his base salary and medical and dental benefits for a period of twelve months.

Retention Bonus Agreements

We entered into retention bonus agreements with certain of our executive officers. Under the agreements, each such officer (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us.

At December 31, 2002, the potential retention bonus payable to executive officers consisted of the following:

Name	Position	Amount of Retention Bonus
George L. Kerns	President and Chief Executive Officer	$1,000,000
Thomas Davidsson	Senior Vice President, Digex Europe	600,000
Bruce F. Metge	Senior Vice President and General Counsel	650,000
Jonathan E. McLaughlin	Senior Vice President, Service Delivery and Operations	285,000
Robert B. Patrick	Vice President, Chief Marketing Officer and Corporate Secretary	534,600
Howard C. Weizmann	Senior Vice President, Human Resources and Communications	600,000
T. Scott Zimmerman	Senior Vice President and Chief Financial Officer	495,000

		$4,164,600

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From January 1, 2002 until April 30, 2002, the Compensation Committee was comprised of former directors Bernard J. Ebbers, Ronald R. Beaumont, and Lawrence C. Tucker. Mr. Ebbers was the President, Chief Executive Officer, and a director of Intermedia and WorldCom through April 2002. He resigned from the Digex board effective May 1, 2002. Mr. Beaumont was Vice President and a director of Intermedia and Chief Operating Officer of WorldCom. He resigned from the Digex board effective October 2, 2002. Mr. Tucker was a General Partner of Brown Brothers Harriman & Co. (BBH & Co.), a private banking firm. He resigned from the Digex board effective July 12, 2002. Effective October 3, 2002, the Digex board appointed Howard Frank, Paul G. Kozlowski, and K. William Grothe, Jr., as the new members of the Digex Compensation Committee, with Mr. Kozlowski serving as Chairman. These members have served on the Compensation Committee through April 30, 2003. No member of the Compensation Committee was at any time an officer or employee of Digex or any of its subsidiaries. For a description of certain relationships between Digex, Intermedia, and WorldCom, see “Certain Relationships and Related Transactions”.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Overview and Philosophy

The Compensation Committee is responsible for developing and making recommendations to the Board with respect to Digex’s executive compensation policies and practices. In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chairman of the Board and Chief Executive Officer and each of the other officers of Digex.

The Compensation Committee uses its discretion to set individual executive compensation at levels warranted by industry practice, company performance, individual performance, and internal equity. For this purpose the Compensation Committee uses available salary survey information gathered from companies in the IT services industry whose size and profile most closely matches that of Digex. Digex’s executive compensation philosophy targets annual cash compensation at the 50 percentile of such surveys for individuals in comparable positions.

Prior to 2002, Digex’s executive compensation program also included a bonus plan and an Executive Long Term Incentive Plan. These plans were suspended for business reasons in 2002.

Base Salary

Base salary ranges for Digex’s officers are set relative to companies in the Internet services industry and other similar companies. In determining actual salaries, the Compensation Committee takes into account individual responsibilities, experience, performance and specific issues particular to Digex.

Annual Cash Incentive Compensation

As noted, the Digex executive incentive compensation program was suspended in 2002 and no monies were paid under the plan.

Stock Option Program

Digex’s Long-Term Incentive Plan was suspended in 2002. During 2002, the Board granted no options to officers, employees, and directors to purchase shares of Class A common stock. Total cancellations and forfeitures in 2002 were 2,165,503, of which 700,000 shares were forfeited by exiting officers. No options were exercised by Digex employees, including executive officers, in 2002.

Retention Program

In 2001, in an effort to retain certain executive officers and key employees of Digex, the Compensation Committee and the Board approved the substance and amount of a retention program designed to retain these employees under a retention bonus agreement, personal loan and related promissory note. Management was directed to implement the program in consultation with the Compensation Committee.

A pre-determined retention bonus amount is payable on November 1, 2003, if the officer or employee is (1) actively employed with Digex through and including November 1, 2003 or (2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability.

In addition, as a part of its retention efforts, Digex also offered personal loans to the same executive officers and key employees in 2001. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with us for any reason.

Chief Executive Officer Compensation

The Compensation Committee determined the compensation package of Digex’s President and Chief Executive Officer, George L. Kerns, who became CEO in June 2002. Mr. Kerns did not receive an increase to the base salary of $250,000 that he was paid as senior Vice President of Operations upon his appointment to the position of CEO. The Digex Board, upon the recommendation of the Compensation Committee, has recommended that Mr. Kerns’ salary be increased to $300,000 effective retroactively to July 1, 2002, through the end of 2002 and further raised to $325,000, effective January 1, 2003. This recommendation is currently in the final approval stages. The Committee believes that this adjustment is warranted given the expanded duties of Mr. Kerns and more closely aligns him with the base salaries of CEOs in comparable companies. Consistent with the other executives, no bonus will be paid to Mr. Kerns for 2002 and no stock options were awarded to him under the Executive Long Term Incentive Plan.

Paul G. Kozlowski, Chairman

Howard Frank

K. William Grothe, Jr.

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total stockholder return on the Class A common stock from the date of Digex’s initial public offering on July 29, 1999 through December 31, 2002 with the cumulative total return on the Inter@ctive Week Internet Index and Nasdaq Stock Market Index over the same period (assuming an investment of $100 in the Class A common stock, the Inter@ctive Week Internet Index and the Nasdaq Stock Market Index on July 29, 1999, and reinvestment of all dividends).

	07/29/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00	03/31/01
Digex, Incorporated	$100.00	$139.34	$404.41	$652.58	$399.64	$275.74	$132.35	$81.99
Inter@ctive Week Internet Index	$100.00	$114.58	$203.31	$220.37	$175.63	$178.20	$99.14	$59.38
Nasdaq Composite	$100.00	$104.02	$154.14	$173.21	$150.23	$139.12	$93.58	$69.71

	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Digex, Incorporated	$76.47	$19.65	$17.59	$7.29	$1.29	$1.00	$2.53
Inter@ctive Week Internet Index	$67.00	$36.28	$51.74	$42.83	$29.10	$22.25	$29.43
Nasdaq Composite	$81.86	$56.77	$73.88	$69.90	$55.42	$44.40	$50.59

Item 12.    Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP

Digex

The following tables set forth the beneficial ownership of Digex common stock, as of April 9, 2003 by:

•	those persons or groups who we know beneficially own more than 5% of the outstanding shares of any class of Digex common stock;

•	each of our current directors and director nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage of Digex common stock beneficially owned was calculated based on 25,519,461 shares of Class A common stock and 39,350,000 shares of Class B common stock outstanding on April 9, 2003. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the common stock owned by them. All of the outstanding shares of Class B common stock are indirectly owned by WorldCom, Inc. through its controlling interest in Intermedia. Class B common stock entitles the holder to 10 votes per share, while Class A common stock entitles the holder to one vote per share. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Class B common stock	WorldCom, Inc. 22001 Loudoun County Parkway Ashburn, VA 20147	39,350,000	(1)	100.0%

Class A common stock	WorldCom, Inc. 22001 Loudoun County Parkway Ashburn, VA 20147	39,350,000	(2)	60.7%

Class A common stock	David J. Greene and Company, LLC	6,357,323	(3)	24.9%
	599 Lexington Avenue
	New York, NY 10022

(1)	Represents shares of Class B common stock held of record by Intermedia.
(2)	Represents shares of Class A common stock if Class B shares are converted.
(3)	Based upon information set forth in a Schedule 13G/A filed with the SEC on February 21, 2003. David J. Greene and Company, LLC has sole voting power and sole dispositive power of 659,500 shares, shared voting power of 4,180,900 shares and shared dispositive power of 24,177 shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Class A common stock	George L. Kerns	—		—
Class A common stock	Mark K. Shull	—		—
Class A common stock	Thomas Davidsson	200,000	(4)	*
Class A common stock	John J. Callari	—		—
Class A common stock	Bruce F. Metge	200,050	(5)	*
Class A common stock	Howard C. Weizmann	105,000	(6)	*
Class A common stock	K. William Grothe, Jr.	—		—
Class A common stock	Brian H. Benjet	—		—
Class A common stock	Vinton G. Cerf	—		—
Class A common stock	John M. Coakley	—		—
Class A common stock	Howard Frank	—		—
Class A common stock	Max D. Hopper	—		—
Class A common stock	Wayne E. Huyard	—		—
Class A common stock	Paul G. Kozlowski	—		—
Class A common stock	All directors and executive officers as a group (18 persons)	686,050	(7)	2.7%

(4)	Represents shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(5)	Represents 50 shares of Digex Class A common stock held by Mr. Metge’s spouse, with respect to which he disclaims any voting or dispositive power, and 200,000 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(6)	Represents 5,000 shares purchased in March 2002, and 100,000 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(7)	Includes 675,000 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.

WorldCom

On June 7, 2001, the shareholders of WorldCom approved the recapitalization of WorldCom which replaced its existing common stock with two new series of common stock that are intended to reflect, or track, the performance of the businesses attributed to the WorldCom group and the MCI group. Each share of its existing common stock was converted into one share of WorldCom group common stock and 1/25th of a share of MCI group common stock.

The following table sets forth the beneficial ownership of WorldCom group and MCI group stock as of April 9, 2003 by:

•	each of our current directors and director nominees;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

As of April 9, 2003, we are not aware of any persons, individually or as a group, who were the beneficial owners of more than 5% of WorldCom group’s or MCI group’s issued and outstanding common stock or preferred stock. No person listed on the following table is the beneficial owner of any shares of WorldCom’s preferred stock. Each director or executive officer has sole voting and investment power over the shares noted opposite his or her name except as set forth in the footnotes hereto.

The percentage of class beneficially owned was calculated based on 2,970,796,599 shares of WorldCom group common stock outstanding and 118,733,605 shares of MCI group common stock outstanding at April 9, 2003.

	WorldCom Group Stock		MCI Group Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
George L. Kerns	—	—	—	—
Mark K. Shull (1)	103,189	*	—	—
Thomas Davidsson	—	—	—	—
John J. Callari (1)	232,177	*	—	—
Bruce F. Metge	—	—	—	—
Howard C. Weizmann	—	—	—	—
K. William Grothe, Jr. (1)	109,811	*	—	—
Brian H. Benjet (2)	3,031	*	—	—
Vinton G. Cerf (3)	339,278	*	221	*
John M. Coakley (1)	7,016	*	—	—
Howard Frank	—	—	—	—
Max D. Hopper	—	—	—	—
Wayne E. Huyard (4)	421,185	*	3,242	*
Paul G. Kozlowski (5)	15,000	*	600	*
All directors and executive officers as a group (18 persons) (6)	1,238,369	*	4,063	*

(1)	Represents shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(2)	Includes 1,031 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(3)	Includes 338,998 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(4)	Includes 420,247 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.
(5)	Director shares both voting power and dispositive power over WorldCom group and MCI group shares with spouse.
(6)	Includes 1,220,151 shares subject to options exercisable as of April 9, 2003, or within 60 days thereafter.

Item 13.    Certain Relationships and Related Transactions

The following describes our relationships and related transactions with WorldCom Inc., our indirect majority stockholder; Intermedia Communications, Inc., our parent; and any of our directors and executive officers.

WorldCom

We have entered into four commercial agreements with certain subsidiaries of WorldCom, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, all agreements expire on December 31, 2003. See below for discussion of the funding agreement. The principal terms of the agreements are as follows:

Sales Channel Agreement

Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. Through the sales channel agreement, WorldCom has sold the Digex portfolio of managed hosting products; however, it has not met committed sales targets. WorldCom agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003, contingent on our satisfaction of certain levels of service and data center capacity. WorldCom agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. WorldCom also agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 (“the Minimum Annual Commitment”). In addition, WorldCom agreed to compensate us, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that we generated operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, we agreed to share such operating income with WorldCom. WorldCom’s participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

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

For the year ended December 31, 2001, we recognized revenue from WorldCom of $29.3 million related to WorldCom, of which total revenues of $29.1 million were recorded under the sales channel agreement. Of the revenues recorded under the sales channel agreement, $14.8 million resulted from actual managed hosting services. Total revenues for the difference between actual managed hosting services sold and the Minimum Annual Commitment were $32.3 million. These amounts, aggregated, were reduced by $18.0 million, representing WorldCom’s share in the net operating income related to activity under the sales channel agreement.

Funding Agreement

Refer to “Borrowings from WorldCom and Intermedia” below.

Facilities Agreement

Effective January 1, 2001, managed Web hosting facilities for us were built in several WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $2.9 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

Network Agreement

This agreement, effective January 1, 2001, provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $2.8 million and $6.0 million for the years ended December 31, 2002 and 2001, respectively.

WorldCom also provides us with certain operational services under vendor contracts or agreements in the ordinary course of business, including facilities, telephone, and other circuit related services. The following table reflects charges related to services provided to us by WorldCom in the ordinary course of business (in thousands):

	Year ended December 31,
	2002	2001	2000
Other circuit related expense	$5,349	$7,734	$3,234
Telephone expense	4,261	2,480	291
Rent expense	680	300	—

	$10,290	$10,514	$3,525

In January 2002, we entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits us to rent general office space from WorldCom at certain facilities. The agreement expires when we cease to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2002 and 2001 presented above.

The agreements are subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom’s bankruptcy filing progresses.

Intermedia

Note Purchase Agreement

Refer to “Borrowings from WorldCom and Intermedia” below.

General and Administrative Services Agreement

On April 30, 1999, we entered into a general and administrative services agreement with Intermedia for Intermedia to provide us with back office and administrative services such as human resources, finance and accounting, tax services, investor relations, treasury, and information management services. This agreement had an initial term of two years and expired in April 2001. Under the terms of this agreement, as amended to date, Intermedia provided us with treasury services, for which the charges were minimal, in the first quarter of 2001. The charge for general and administrative services was $15.0 million in 2000.

Network Services Agreements

Under the terms of the network services agreements, effective July 1999, with Intermedia, which expired in July 2001, Intermedia provided us with east and west coast Internet transit and Internet access. Subsequent to the expiration date, we continued with Intermedia’s network services at the current monthly rate under the expired network agreement. The charges for the Internet transit and access services amounted to $0.0 million in 2002, $0.8 million in 2001, and $5.0 million in 2000. Intermedia granted us a $1.0 million credit for services provided during the first half of 2001 in the third quarter of 2001.

Asset Migration Agreement

On June 1, 2000, we entered into an asset migration agreement with Intermedia. Under the terms of the agreement, we purchased certain assets, including certain licensed third-party software, machinery, and equipment from Intermedia at cost to provide independent managed firewall services. In connection with the purchase of firewall-related assets from Intermedia, the managed firewall services agreement between us and Intermedia was terminated. We paid a purchase price of $4.5 million for the net book value of these assets and services on June 30, 2000, the closing date of the agreement. Under the asset migration agreement, we have made equal monthly installments of $0.9 million for Intermedia’s support and consultation for the six months ended December 31, 2000.

Expense Sharing and Indemnity Arrangement

On January 24, 2000, we agreed with Intermedia to allocate and pay the expenses of our February 2000 public offering, including any amounts arising from any indemnification or contribution obligations, in proportion to the number of shares of Class A common stock sold by us and by Intermedia. Expenses of $0.3 million were allocated to us in 2000 and were netted against offering proceeds.

Sale of Telecommunications Related Assets to Intermedia

We entered into three use of proceeds agreements with Intermedia on June 2, 1999, January 11, 2000, and January 24, 2000, respectively, to sell to Intermedia certain telecommunications related assets that were purchased by us with the net proceeds of certain offerings of our securities and the cash proceeds of the investments by Microsoft and Compaq. The assets were sold to Intermedia at our cost. The proceeds from the sale of telecommunications related assets to Intermedia were approximately $33.7 million during the year ended December 31, 2000. These proceeds were unrestricted and used to fund our operating expenses. Net proceeds from the equity offerings were fully used as of December 31, 2000.

Borrowings from WorldCom and Intermedia

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

Notes Receivable from Executive Officers

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

At December 31, 2002, personal loans to executive officers consisted of the following:

Name	Position	Amount of Loan
George L. Kerns	President and Chief Executive Officer	$583,530
Thomas Davidsson	Senior Vice President, Digex Europe	350,118
Bruce F. Metge	Senior Vice President and General Counsel	379,295
Jonathan E. McLaughlin	Senior Vice President, Service Delivery and Operations	166,306
Robert B. Patrick	Vice President and Chief Marketing Officer	311,955
Howard C. Weizmann	Senior Vice President, Human Resources and Communications	350,118
T. Scott Zimmerman	Senior Vice President and Chief Financial Officer	288,848

		$2,430,170

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2003

DIGEX, INCORPORATED
(Registrant)

By:	/s/ GEORGE L. KERNS
George L. Kerns
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ GEORGE L. KERNS George L. Kerns	Director, President and Chief Executive Officer	April 30, 2003

Principal Financial and Accounting Officers:

/s/ T. SCOTT ZIMMERMAN T. Scott Zimmerman	Chief Financial Officer	April 30, 2003

/s/ ELIZABETH A. HAIGHT Elizabeth A. Haight	Vice President and Controller	April 30, 2003

Directors:

/s/ K. WILLIAM GROTHE, JR. K. William Grothe, Jr.	Chairman of the Board	April 30, 2003

/s/ BRIAN H. BENJET Brian H. Benjet	Director	April 30, 2003

/s/ VINTON G. CERF Vinton G. Cerf	Director	April 30, 2003

/s/ JOHN M. COAKLEY John M. Coakley	Director	April 30, 2003

/s/ HOWARD FRANK Howard Frank	Director	April 30, 2003

/s/ MAX D. HOPPER Max D. Hopper	Director	April 30, 2003

/s/ WAYNE E. HUYARD Wayne E. Huyard	Director	April 30, 2003

/s/ PAUL G. KOZLOWSKI Paul G. Kozlowski	Director	April 30, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, George L. Kerns, certify that:

(1)	I have reviewed this annual report on Form 10–K/A of Digex, Incorporated;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 30, 2003

/S/ GEORGE L. KERNS
George L. Kerns Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, T. Scott Zimmerman, certify that:

(1)	I have reviewed this annual report on Form 10–K/A of Digex, Incorporated;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 30, 2003

/s/ T. SCOTT ZIMMERMAN
T. Scott Zimmerman Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report of Digex, Incorporated (the “Company”) on Form 10-K/A for the year ended December 31, 2002 (the “Report”), I, George L. Kerns, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ GEORGE L. KERNS
Name:	George L. Kerns
Date:	April 30, 2003

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-K/A to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report of Digex, Incorporated (the “Company”) on Form 10-K/A for the year ended December 31, 2002 (the “Report”), I, T. Scott Zimmerman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ T. SCOTT ZIMMERMAN
Name:	T. Scott Zimmerman
Date:	April 30, 2003

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-K/A to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.