Form 10-Q
period 2003-03-31
DIGEX INC/DE
filed 2003-05-15
CIK 1085098

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarter Ended March 31, 2003

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                       Commission File Number: 000-26873

                               -----------------

                              DIGEX, INCORPORATED
            (Exact name of registrant as specified in its charter)

                     DELAWARE                  59-3582217
                  (State or other           (I.R.S. Employer
                   jurisdiction          Identification Number)
                of incorporation or
                   organization)

                              14400 Sweitzer Lane
                               Laurel, MD 20707
                   (Address of principal executive offices)

                                (240) 264-2000
                               Telephone Number

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

   As of April 30, 2003, there were 25,519,461 and 39,350,000 shares of the Registrant's Class A and Class B Common Stock outstanding, respectively.

================================================================================

                              DIGEX, INCORPORATED

                                     INDEX

                                                                                     Page No.
                                                                                     --------

                           PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

        Consolidated Statements of Operations--Three months ended March 31, 2003 and
          2002......................................................................     3

        Consolidated Balance Sheets--March 31, 2003 and December 31, 2002...........     4

        Consolidated Statements of Cash Flows--Three months ended March 31, 2003 and
          2002......................................................................     5

        Notes to Consolidated Financial Statements..................................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................    16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..................    27

ITEM 4. Controls and Procedures.....................................................    27

                                PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings...........................................................    28

ITEM 2. Changes in Securities and Use of Proceeds...................................    29

ITEM 3. Defaults Upon Senior Securities.............................................    29

ITEM 4. Submission of Matters to a Vote of Security Holders.........................    29

ITEM 5. Other Information...........................................................    29

ITEM 6. Exhibits and Reports on Form 8-K............................................    29

        Signatures..................................................................    30

                        PART 1:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       Unaudited (Amounts in Thousands, Except Share and Per Share Data)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                    2003         2002
                                                                                -----------  -----------
Revenue:
   Revenue..................................................................... $    27,412  $    40,868
   Revenue from WorldCom.......................................................      12,416       10,889
                                                                                -----------  -----------
       Total revenue...........................................................      39,828       51,757
Costs and expenses:
   Cost of operations..........................................................       3,310        4,288
   Cost of services............................................................      20,706       25,070
   Selling, general and administrative.........................................      14,690       28,011
   Provision for doubtful accounts.............................................         125        1,265
   Provision for doubtful accounts for WorldCom................................          --          908
   Deferred compensation.......................................................          --          597
   Depreciation and amortization...............................................      25,192       40,223
                                                                                -----------  -----------
       Total costs and expenses................................................      64,023      100,362
                                                                                -----------  -----------
Loss from operations...........................................................     (24,195)     (48,605)
Other income (expense):
   Interest expense............................................................      (2,063)      (1,992)
   Interest income and other...................................................         139          161
                                                                                -----------  -----------
Loss before cumulative effect of change in accounting principle................     (26,119)     (50,436)
Cumulative effect of change in accounting principle............................        (869)          --
                                                                                -----------  -----------
Net loss.......................................................................     (26,988)     (50,436)
Accretion of preferred stock discount..........................................        (503)      (1,006)
                                                                                -----------  -----------
Net loss available to common stockholders...................................... $   (27,491) $   (51,442)
                                                                                ===========  ===========
Loss per common share--basic and diluted:
   Loss before cumulative effect of change in accounting principle............. $     (0.41) $     (0.80)
                                                                                ===========  ===========
   Cumulative effect of change in accounting principle......................... $     (0.01) $        --
                                                                                ===========  ===========
   Net loss per common share................................................... $     (0.42) $     (0.80)
                                                                                ===========  ===========
Pro forma net loss and loss per common share, assuming the accounting change is applied retroactively:
   Net loss available to common stockholders...................................              $   (51,506)
                                                                                             ===========
   Net loss per common share...................................................              $     (0.80)
                                                                                             ===========
Shares used in computing basic, diluted and pro forma net loss per share.......  64,869,461   64,138,466
                                                                                ===========  ===========

         See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
               (Amounts in Thousands, Except Share Information)

                                                                                               March 31,  December 31,
                                                                                                 2003         2002
                                                                                              ----------- ------------
                                                                                              (Unaudited)
                                          ASSETS
Current assets:
    Cash and cash equivalents................................................................  $  20,047   $  20,897
    Restricted investments...................................................................      2,017       3,059
    Accounts receivable, net of allowance of $3,257 in 2003 and $3,563 in 2002...............      7,836      12,165
    Due from WorldCom, net of allowance of $18,264 in 2003 and 2002..........................         --          --
    Deferred costs...........................................................................      3,898       4,908
    Notes receivable from employees..........................................................      5,829       6,008
    Prepaid expenses and other current assets................................................      5,307       5,999
                                                                                               ---------   ---------
       Total current assets..................................................................     44,934      53,036
Property and equipment, net..................................................................    126,976     149,195
Goodwill.....................................................................................     11,880      11,880
Intangible assets, net.......................................................................      4,144       4,388
Other assets.................................................................................      2,749       2,340
                                                                                               ---------   ---------
       Total assets..........................................................................  $ 190,683   $ 220,839
                                                                                               =========   =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses....................................................  $  37,717   $  38,510
    Due to WorldCom..........................................................................     14,423      11,557
    Current portion of deferred liabilities..................................................      4,108       5,071
    Current portion of notes payable.........................................................      3,651         209
    Current portion of notes payable to Intermedia...........................................    122,942      50,550
    Current portion of capital lease obligations.............................................      6,391       6,374
                                                                                               ---------   ---------
       Total current liabilities.............................................................    189,232     112,271
Deferred liabilities.........................................................................      1,176       1,680
Other long-term liabilities..................................................................      1,539          --
Notes payable................................................................................         --       3,299
Notes payable to Intermedia..................................................................         --      76,650
Capital lease obligations....................................................................     22,489      23,989
                                                                                               ---------   ---------
       Total liabilities.....................................................................    214,436     217,889
                                                                                               ---------   ---------
Commitments and contingencies

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 50,000 and 100,000 Series A Convertible shares issued and outstanding in 2003 and 2002, respectively(aggregate liquidation preference of
 $50,000)....................................................................................     46,478      45,748
Stockholders' deficit:
    Class A common stock, $.01 par value; 100,000,000 shares authorized; 25,519,461 shares
     issued and outstanding in 2003 and 2002.................................................        255         255
    Class B common stock, $.01 par value; 50,000,000 shares authorized; 39,350,000 shares
     issued and outstanding in 2003 and 2002.................................................        394         394
    Additional capital.......................................................................    586,616     587,119
    Accumulated deficit......................................................................   (657,549)   (630,561)
    Accumulated other comprehensive income (loss)............................................         53          (5)
                                                                                               ---------   ---------
       Total stockholders' deficit...........................................................    (70,231)    (42,798)
                                                                                               ---------   ---------
       Total liabilities and stockholders' deficit...........................................  $ 190,683   $ 220,839
                                                                                               =========   =========

          See accompanying notes to consolidated financial statements

                              DIGEX, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Unaudited (Amounts in Thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          ------------------
                                                                                            2003      2002
                                                                                          --------  --------
Operating Activities:
   Net loss.............................................................................. $(26,988) $(50,436)
   Cumulative effect of change in accounting principle...................................      869        --
                                                                                          --------  --------
   Loss before cumulative effect of change in accounting principle.......................  (26,119)  (50,436)
   Adjustments to reconcile net loss to cash provided by (used in) operating activities:
       Depreciation and amortization.....................................................   25,192    40,223
       Provision for doubtful accounts...................................................      125     1,265
       Provision for doubtful accounts for WorldCom......................................       --       908
       Amortization of deferred compensation.............................................       --       597
       Accretion expense on asset retirement obligation..................................       44        --
       Accretion of interest on note payable and capital lease obligations...............      157       150
   Changes in operating assets and liabilities:
       Accounts receivable...............................................................    4,204     2,969
       Due to WorldCom, net..............................................................    2,866     2,491
       Deferred costs....................................................................    1,012       858
       Prepaid expenses and other current assets.........................................      691     2,002
       Notes receivable from employees...................................................      179      (423)
       Other assets......................................................................     (408)      546
       Accounts payable and accrued expense..............................................     (793)       63
       Deferred liabilities..............................................................   (1,467)   (1,343)
                                                                                          --------  --------
          Net cash provided by (used in) operating activities............................    5,683      (130)
Investing Activities:
   Purchases of property and equipment...................................................   (1,996)  (12,676)
   Purchase of restricted investments....................................................       --       (20)
   Maturity of restricted investments....................................................    1,042        --
   Proceeds from sale of property and equipment..........................................      156       200
                                                                                          --------  --------
          Net cash used in investing activities..........................................     (798)  (12,496)
Financing Activities:
   Proceeds from issuances of notes payable..............................................       --    13,200
   Payments on notes payable.............................................................   (4,259)       --
   Principal payment on long-term note payable and capital lease obligations.............   (1,534)   (1,808)
                                                                                          --------  --------
          Net cash (used in) provided by financing activities............................   (5,793)   11,392
Effect of exchange rate on cash and cash equivalents.....................................       58        22
                                                                                          --------  --------
Net decrease in cash and cash equivalents................................................     (850)   (1,212)
Cash and cash equivalents at beginning of period.........................................   20,897    12,096
                                                                                          --------  --------
Cash and cash equivalents at end of period............................................... $ 20,047  $ 10,884
                                                                                          ========  ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid......................................................................... $  2,007  $  4,400
   Assets purchased with equipment credits granted in connection with the issuance of
     preferred stock.....................................................................      227     1,486
   Assets acquired through capital leases................................................       36       981

         See accompanying notes to consolidated financial statements.

                              DIGEX, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Organization and Recent Events

  Organization

   Digex, Incorporated's ("Digex") business started in 1996 as the Web hosting unit of Business Internet, Inc., previously known as DIGEX, Incorporated, a company that was principally an Internet access and Web hosting services provider. Business Internet went public in October 1996 under the name DIGEX, Incorporated, and was acquired by Intermedia Communications Inc. ("Intermedia") in July 1997. In contemplation of Digex's initial public offering, the Company was incorporated as Digex, Incorporated in April 1999, and Business Internet contributed assets to the newly formed Digex, Incorporated in order to effect a recapitalization of Digex's business.

   Digex is a provider of Web, application, and enterprise managed hosting services for business worldwide. Today, Digex customers, from Fortune 1000 companies to leading Internet-based businesses, leverage Digex's services to successfully deploy business-critical and mission-critical Web sites, enterprise applications and Web services on the Internet. These companies use Digex's services to power various types of business solutions including corporate Web sites, on-line commerce, and back-office applications. Digex operates in a single segment, primarily in the United States.

   WorldCom has an indirect controlling interest of Digex through Intermedia as Intermedia owns approximately 60.7% of Digex's equity interests and controls 93.9% of Digex's voting interests, calculated based on total common stock outstanding, as of March 31, 2003.

   In connection with the Intermedia-WorldCom Merger, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, borrows to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 7.

   Digex's operations are subject to certain risks and uncertainties. Please review the "Risk Factors" section of the Digex 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC") on March 31, 2003 for discussion of these risks and uncertainties.

  Recent Events Related to WorldCom and Digex

   Digex's revenues have been negatively impacted by both the market and the impact of the issues surrounding WorldCom's bankruptcy. Even though Digex successfully implemented a number of expense reduction initiatives during 2002 and the first quarter of 2003, Digex needs to grow its revenues, either from existing customers or new customers. Digex's 2003 business plan still requires funding to support its cash needs for operations and debt repayment. The timing and amount of Digex's funding needs can and will materially change due to the uncertainties surrounding WorldCom, changes in the economy, changes to Digex's target market, Digex's ability to execute on its business plan, and the outcome of the strategic alternatives process, among other factors.

   Digex's board of directors has formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of independent directors, has retained Lane Berry & Co. International as its financial advisor. There can be no assurance that any transaction or other corporate action will result from this effort. The exploration of strategic alternatives for Digex may result in, among other things, increased expenses, interference with customer relationships and diversion of management's attention.

                              DIGEX, INCORPORATED

   Digex did not borrow funds from WorldCom during the first quarter of 2003. The funding agreement Digex had in place with WorldCom expired on December 31, 2002 and Digex currently does not have other funding arrangements in place. Although Digex has had, through the special committee of its board of directors, discussions with potential funding sources, there can be no assurance that Digex will be successful in obtaining funding for its 2003 requirements. Additionally, Digex has filed proofs of claim in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to Digex from WorldCom under the Digex-WorldCom Master Channel Agreement, along with other pre-petition amounts due to Digex from WorldCom (see Note 7). Some portion of those claims may entitle Digex to set off those amounts against amounts due to WorldCom. In connection with Digex's proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, Digex has withheld principal and interest payments under the funding agreements totaling $5.1 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to Digex withholding these amounts, but has expressed its intent to resolve these issues with Digex. Although Digex has not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, the Company has classified all outstanding notes payable as current obligations at March 31, 2003.

   Without funding from an external source, receiving payment for Digex's proofs of claim and/or obtaining the right of offset between the amounts due to Digex from WorldCom and amounts due to WorldCom under the note purchase agreements, Digex may not have sufficient cash to meet its projected needs for debt service, working capital and capital expenditures through the end of 2003.

   The liquidity issues discussed above raise substantial doubt about Digex's ability to continue as a going concern. Substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Digex's ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the proofs of claim with WorldCom, and future revenue retention and growth plans.

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

  Basis of Presentation

   The accompanying consolidated financial statements have been prepared by Digex, Incorporated without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements

                              DIGEX, INCORPORATED
contained herein should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

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

  Stock-Based Compensation

   Digex accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, in cases where exercise prices at the date of the grant equal or exceed fair market value of the underlying common stock, Digex recognizes no compensation expense. In cases where exercise prices at the date of the grant are less than the fair value, compensation is recognized over the period of performance or vesting period. Digex has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Pro forma net loss and net loss per share, assuming that Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS No. 148, is as follows (in thousands, except per share information):

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                           2003      2002
                                                                         --------  --------
Net loss, as reported(1)................................................ $(26,988) $(50,436)
Deduct: Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects (2)       --    (3,856)
                                                                         --------  --------
Pro forma net loss...................................................... $(26,988) $(54,292)
                                                                         ========  ========
Net loss per common share:
   Basic and diluted--as reported....................................... $  (0.42) $  (0.80)
                                                                         ========  ========
   Basic and diluted--pro forma......................................... $  (0.42) $  (0.86)
                                                                         ========  ========

--------
(1) Reported net loss includes stock-based employee compensation costs, net of tax, of $0.0 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.
(2) All outstanding options became fully vested in 2002 following the Intermedia-WorldCom Merger. Additionally, no options have been granted since January 2001.

  Recent Accounting Pronouncements

  Accounting for Asset Retirement Obligations

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

                              DIGEX, INCORPORATED

   Digex leases the property and buildings in which its data centers reside. Under those lease agreements, Digex may be required to remove certain capital equipment and other related improvements upon termination of the lease.

   Effective January 1, 2003, Digex adopted the provisions of SFAS No. 143. Prior to the adoption, Digex recognized amounts related to asset retirement obligations as operating expenses only when expenses were incurred. Under SFAS No. 143, Digex now recognizes asset retirement obligations, at their estimated fair value, in the period in which the obligation is incurred.

   Digex recorded the effect of the adoption of SFAS No. 143 of approximately $0.9 million on January 1, 2003, as a cumulative effect of a change in accounting principle in the accompanying unaudited consolidated statement of operations for the three-month period ended March 31, 2003. There is no income tax impact as the potential tax benefit associated with this amount has been offset by a corresponding increase in Digex's valuation allowance. In addition to the cumulative effect of change in accounting principle recorded in the statement of operations as of January 1, 2003, Digex recorded an asset retirement obligation and capitalized the cost of the obligation as part of the carrying amount of the data center facilities. As of January 1, 2003, the asset retirement obligation approximated $1.5 million and the net book value of the related capitalized asset approximated $0.6 million.

   For the three-month period ending March 31, 2003, Digex recorded accretion expense related to the asset retirement obligation of approximately $44,000 and depreciation expense of approximately $25,000 for the costs capitalized related to the asset retirement obligation.

   The following table provides a roll-forward of Digex's asset retirement obligations (in thousands):

                         Liabilities
        Obligation at     Incurred    Liabilities Accretion Obligation at
      December 31, 2002 in Transition   Settled    Expense  March 31, 2003
      ----------------- ------------- ----------- --------- --------------
             $--           $1,495         $--        $44        $1,539
             ===           ======         ===        ===        ======

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

   SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Digex adopted SFAS No. 146 as of January 1, 2003, and it has not had a material impact on its consolidated results of operations or financial position.

  Accounting for Guarantees

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45

                              DIGEX, INCORPORATED
requires certain guarantees to be recorded at fair value. This is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Currently, Digex does not believe it has entered into any guarantees that fall within the guidance of FIN 45.

  Accounting for Variable Interest Entities

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. Digex does not believe that FIN 46 will have a material impact on its consolidated financial statements.

3.  Comprehensive Loss

   The following table reflects the calculation of comprehensive losses (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2003      2002
                                                        --------  --------
    Net loss available to common stockholders.......... $(27,491) $(51,442)
    Other comprehensive income:
       Foreign currency translation adjustments........       58        22
                                                        --------  --------
    Comprehensive loss available to common stockholders $(27,433) $(51,420)
                                                        ========  ========

4.  Notes Payable

   Notes payable consisted of the following (in thousands):

                                                    March 31,  December 31,
                                                      2003         2002
                                                    ---------  ------------
     Notes payable to Intermedia................... $ 122,942    $127,200
     Note payable to State of MD--Sunny Day Fund...     3,307       3,150
     Note payable to State of MD--MITP.............       150         150
     Note payable to Prince George's County........       194         208
                                                    ---------    --------
     Total notes payable, including current portion   126,593     130,708
     Less: current portion.........................  (126,593)    (50,759)
                                                    ---------    --------
     Long-term notes payable....................... $      --    $ 79,949
                                                    =========    ========

                              DIGEX, INCORPORATED

   In connection with Digex's proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, Digex has withheld principal and interest payments under the funding agreements totaling $5.1 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to Digex withholding these amounts, but has expressed its intent to resolve these issues with Digex. Although Digex has not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, the Company has classified all outstanding notes payable as current obligations at March 31, 2003.

   For a discussion of the notes payable to Intermedia, see Note 7 below.

5.  Commitments and Contingencies

   On August 1, 2002, the law firm of Richards Layton & Finger ("Richards Layton") requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 each to Richards Layton and a second law firm, Cahill Gordon & Reindel ("Cahill Gordon"), in connection with their representation of the former Special Committee ("FSC") of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the "Shareholder Action"). The request sought modification of a Chancery Court order of July 29, 2002 (the "Order"), which required WorldCom to pay $1,860,187.14 to reimburse certain expenses approved by the FSC pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevented immediate enforcement of the Order against WorldCom, Richards Layton sought the requested modification to obtain payment directly from Digex. On August 23, 2002, the Chancery Court denied Richards Layton's request on the grounds that WorldCom's bankruptcy, commenced before the issuance of the Order, deprived the Chancery Court of authority to adjudicate WorldCom's liability for expenses of the FSC, and, therefore, rendered the Order void ab initio. The FSC subsequently sought leave of the Bankruptcy Court to pursue collection of the expenses from Digex notwithstanding the WorldCom bankruptcy. By order dated January 30, 2003, the Bankruptcy Court denied that request on the grounds that (i) the Chancery Court had correctly determined that the Order was void ab initio and (ii) separate proceedings seeking payment of the expenses directly by Digex would "necessarily implicate WorldCom because of the interrelationship of the parties in the underlying dispute."

   Neither the FSC nor its counsel have subsequently instituted any proceedings to collect the claimed fees and expenses directly from Digex. It is not possible to determine at this point whether the FSC will elect to pursue its claims for the fees and expenses directly against Digex, either before or after the conclusion of the WorldCom bankruptcy proceedings.

   In December 2002 and January 2003, Digex was sued in two separate cases brought by employees alleging discrimination. The first alleges that Digex discriminated against the employee when she was not selected for the CEO position in June 2002 following Digex's termination of its then CEO, and further claims that Digex has subsequently retaliated against her in the terms and conditions of her employment, even though her compensation package remains unchanged. The second alleges discrimination based on an alleged failure by Digex to promote this individual to a newly created position, and further claims that she has been demoted, even though her title and compensation remain unchanged. Both complaints include multi-million dollar claims for damages; however, neither details the basis for such damages. Although Digex is not able to predict the outcome of these cases, Digex believes the claims are without merit and is defending itself vigorously.

   In February, 2003, Digex was sued by Computer Associates International, Inc. The complaint alleges breach of contract on the part of Digex, and seeks damages of $6,427,815.90. This matter is in its initial stages.

                              DIGEX, INCORPORATED

Although Digex is not able to predict with any reasonable certainty the likely outcome of this arbitration, Digex believes that Computer Associates' complaint is without merit and Digex has filed a counterclaim for damages exceeding amounts sought by Computer Associates in the litigation.

   In the ordinary course of business, Digex is party to litigation. Management does not believe that the outcome of such litigation will materially affect Digex or these unaudited consolidated financial statements.

   Digex is also indebted to WorldCom as discussed in Note 7 below.

6.  Restructuring Charges

   In the first quarter of 2003, Digex paid approximately $0.4 million in lease costs for office properties which have been permanently vacated. As of March 31, 2003 and December 31, 2002, Digex has $3.4 million and $3.8 million, respectively, accrued in the caption "Accounts payable and accrued expenses" of its consolidated balance sheet to account for future obligations for severance benefits and permanently vacated office properties. The following table provides a roll-forward of Digex's restructuring liabilities (in thousands):

                                      Reserve at                 Reserve at
                                     December 31,          Cash  March 31,
                                         2002     Accrual  Paid     2003
                                     ------------ ------- -----  ----------
     Severance benefits.............    $  326      $--   $  --    $  326
     Other exit costs...............     3,514       --    (435)    3,079
                                        ------      ---   -----    ------
        Total restructuring charges.    $3,840      $--   $(435)   $3,405
                                        ======      ===   =====    ======

7.  Related Party Agreements

  WorldCom

   In connection with the Intermedia-WorldCom Merger and the settlement of related litigation, Digex and certain subsidiaries of WorldCom entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom's bankruptcy filing progresses. The principal terms of the agreements are as follows:

   Sales Channel Agreement. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. Through the sales channel agreement, WorldCom has sold the Digex portfolio of managed hosting products; however, it has not met committed sales targets. WorldCom agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003, contingent on Digex's satisfaction of certain levels of service and data center capacity. WorldCom agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. WorldCom also agreed to purchase, in 2003, a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). In addition, WorldCom agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred

                              DIGEX, INCORPORATED
in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

   Digex recognized revenue from WorldCom of $12.4 million and $10.9 million for the three months ended March 31, 2003 and 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended March 31, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom.

   On June 25, 2002, WorldCom announced that it would restate certain financial statements, and it filed for bankruptcy on July 21, 2002. As a result of these events, Digex fully reserved for approximately $18.3 million in sales channel agreement related receivables as of June 30, 2002. Further, since July 1, 2002, Digex has recognized revenues from WorldCom only upon collection. As a result, approximately $3.6 million in service related billings for the period from July 1, 2002 until WorldCom filed for bankruptcy on July 21, 2002, have not yet been recognized as revenue as such amounts have not yet been collected. Future revenues from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

   Although Digex submitted proofs of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services in 2002, Digex has not yet recognized these amounts as revenues in 2002 or 2003 due to the uncertainties surrounding collection of such amounts from WorldCom.

   Funding Agreement.  Refer to "Borrowings from Related Parties" below.

   Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built in several WorldCom data centers in the United States and around the world. Digex has leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $0.5 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

   Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $0.5 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

   WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, including facilities, telephone, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                                               Three Months Ended
                                                   March 31,
                                               -------------------
                                                 2003       2002
                                               --------   --------
             Other circuit related expense....     $708     $1,701
             Telephone expense................      160        734
             Rent expense.....................      129        455
                                               --------   --------
                                                   $997     $2,890
                                               ========   ========

                              DIGEX, INCORPORATED

   In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for the three months ended March 31, 2003 and 2002 presented above.

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

   In 2002 and 2001, Digex issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million to satisfy Digex's net cash requirements under its approved 2002 and 2001 business plans. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.0% in 2003 and 5.1% in 2002). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.1 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. On December 11, 2002, Digex notified WorldCom and Intermedia that it had elected to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. From inception of the note through March 31, 2003, Digex has paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

   Prior to the issuance of the floating rate senior notes discussed above, Digex issued a promissory note, governed by the terms of the revolving credit facility agreement dated December 22, 1999, as amended to date, to Intermedia for the $12.0 million borrowing in the second quarter of 2001. Repayment was due on demand at the earlier of: (1) the consummation of the Intermedia-WorldCom Merger; (2) July 3, 2001; (3) the cancellation or termination of the credit facility; or (4) an event of default, which would accelerate the amounts due. Following the completion of the Intermedia-WorldCom Merger in July 2001, WorldCom repaid the total amount outstanding under the credit facility and terminated Intermedia's revolving credit facility as of August 1, 2001. Through July 31, 2001, variable interest on the unpaid principal balance of both loans accrued monthly at an average LIBOR rate of approximately 4.5% per annum.

   On June 26, 2001, Digex borrowed $6.0 million from Intermedia as an intercompany loan at an interest rate of 14.1%. The intercompany loan balance was increased to $13.0 million on November 13, 2001 with the borrowing of an additional $7.0 million. Through December 31, 2001, the weighted average interest rate of the intercompany loans, promissory notes and subsequent refinancing was 5.7%.

   On January 14, 2002, Digex entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Variable interest on the unpaid

                              DIGEX, INCORPORATED
principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.0% in 2003 and 5.4% in 2002). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3 million in the three months ended March 31, 2003 and 2002. Through March 31, 2003, Digex has paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

  Notes Receivable from Employees

   Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $5.8 million and $6.0 million as of March 31, 2003 and December 31, 2002, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not been made and are not permitted.

   Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive a bonus (1) if he or she is actively employed with Digex through and including November 1, 2003 or (2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of March 31, 2003 and December 31, 2002, the potential retention bonus payable in November 2003 under these agreements totaled $12.2 million, of which $9.3 million and $6.8 million was accrued as of March 31, 2003 and December 31, 2002, respectively.

8.  Subsequent Events

   On May 8, 2003, MCI executive Jonathan Crane replaced William Grothe as a member of the Digex board of directors and its chairman.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in Digex's Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003.

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

   At March 31, 2003, we served 566 customers, of which 228 came through the WorldCom channel. For those customers, we manage 3,165 Windows-based, UNIX-based and Linux-based servers in our data center facilities. Our data center facilities are positioned on the east and west coasts of the United States, in Europe and in Asia. Of the 3,165 total managed servers, 1,038 were sold through the sales channel agreement with WorldCom.

Related Party Transactions

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

   During 2002, we borrowed $37.2 million, including $13.2 million in the first quarter, from WorldCom which was significantly less than the budgeted amounts included in the 2002 business plan. We did not borrow funds from WorldCom during either the fourth quarter of 2002 or the first quarter of 2003. The funding agreement we had in place with WorldCom expired on December 31, 2002 and we currently do not have other funding arrangements in place. Although we have had, through the special committee of our board of directors, discussions with potential funding sources, there can be no assurance that we will be successful in obtaining funding for our 2003 requirements. Additionally, we have filed proofs of claim in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to us from WorldCom under the Digex-WorldCom Master Channel Agreement, along with other pre-petition amounts due to us from WorldCom. Some portion of those claims may entitle us to set off those amounts against amounts due to WorldCom. Without funding from an external source, receiving payment for our proofs of claim and/or obtaining the right of offset between the amounts due to us from WorldCom and the amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003.

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

   We recognized revenue from WorldCom of $12.4 million and $10.9 million for the three months ended March 31, 2003 and 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended March 31, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom.

   On June 25, 2002, WorldCom announced that it would restate certain financial statements, and it filed for bankruptcy on July 21, 2002. As a result of these events, we fully reserved for approximately $18.3 million in sales channel agreement related receivables as of June 30, 2002. Further, since July 1, 2002, we have recognized revenues from WorldCom only upon collection. As a result, approximately $3.6 million in service related billings for the period from July 1, 2002 until WorldCom filed for bankruptcy on July 21, 2002, have not yet been recognized as revenue as such amounts have not yet been collected. Future revenues from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

   Although we submitted proofs of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services in 2002, we have not yet recognized these amounts as revenues in 2002 or 2003 due to the uncertainties surrounding collection of such amounts from WorldCom.

   Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand. These hosting facilities were patterned after the Digex SmartCenter(R) facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. The payments for the data center space and connections from the space to a WorldCom Internet Protocol (IP) network hub amounted to $0.5 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

   Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. Through this arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through the Americas, Asia-Pacific, Europe, the Middle East and Africa with over 4,500 points of presence. In the second quarter of 2001, we fully transitioned to the WorldCom global IP network as our primary network. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $0.5 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. We maintain separate agreements with Level 3 and PacketExchange to provide additional network services.

   The funding agreement with WorldCom is discussed in "Liquidity and Capital Resources--Funding From Affiliates" below. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom's bankruptcy filing progresses.

Critical Accounting Policies and Estimates

   For a summary of our critical accounting policies and estimates used in the preparation of the consolidated financial statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

General

   Revenues. Our revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. We also charge installation fees for new and existing customers upgrading service. Installation revenue and related direct costs of performing the installation are recognized over the estimated contract period. We analyze the average life of our customer contracts, as it pertains to installation fees, and have determined that a 24-month period is a reasonable estimate. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Revenue earned from the sale of third party equipment is also included. We also recognize revenue from early termination fees upon collection from customers not fulfilling their contract terms, including certain changes initiated by a customer to the current compilation of services it receives or a customer's early termination of its contract with us. These fees are typically comprised of monthly fees through the remaining term of the contract period and any unpaid balances.

   Revenue recognized from sales made through WorldCom result substantially from activity under the sales channel agreement and include monthly fees from managed Web hosting services, installation fees pro-rated over the average life of the end customer contracts, and the differential between the WorldCom Annual Volume Commitment and the actual annual amount billed to WorldCom for actual managed hosting services (the "underutilization"). Revenue is reduced by discounts and commissions afforded WorldCom for actual managed hosting services sold, and a percentage share of any operating income generated under the sales channel agreement.

   On June 25, 2002, WorldCom announced that it would restate certain financial statements, and it filed for bankruptcy on July 21, 2002. As a result of these events, we fully reserved for approximately $18.3 million in sales channel agreement related receivables as of June 30, 2002. Further, since July 1, 2002, we have recognized revenues from WorldCom only upon collection. As a result, approximately $3.6 million in service related billings for the period from July 1, 2002 until WorldCom filed for bankruptcy on July 21, 2002, have not yet been recognized as revenue as such amounts have not yet been collected. Future revenues from the sales channel agreement may be adversely affected by WorldCom's bankruptcy filing.

   Although we submitted proofs of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services in 2002, we have not yet recognized these amounts as revenues in 2002 or 2003 due to the uncertainties surrounding collection of such amounts from WorldCom.

   Costs and Expenses. Costs and expenses include cost of operations, cost of services, selling, general and administrative expenses, provision for doubtful accounts, provision for doubtful accounts for WorldCom, deferred compensation, depreciation and amortization expense, and cumulative effect of change in accounting principle.

   Cost of operations consists primarily of the costs for network connectivity and firewall services. Expenses directly attributed to the sale of third party equipment are also included. We expect sales of third party equipment to increase as our third party leasing program grows.

   Cost of services consists primarily of facilities administration expenses including rent, maintenance and utilities to support data centers, and salaries and related benefits for technical operations.

   Selling, general and administrative expenses consist primarily of salaries and benefits for marketing, sales and support personnel, advertising costs, consultants' fees, and other miscellaneous expenses.

   Provision for doubtful accounts is maintained to reserve against trade account receivables that have been estimated to be uncollectible due to the inability of our customers to make the required payment.

   Provision for doubtful accounts for WorldCom is maintained to reserve against receivables from WorldCom recorded prior to July 1, 2002 that have been uncollectible due to WorldCom's inability to make the required payments as a result of its bankruptcy proceedings.

   Deferred compensation expense relates to stock options that were granted to certain employees at exercise prices below market value.

   Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets.

   Cumulative effect of change in accounting principle represents estimated depreciation expense and accretion expense through December 31, 2002 associated with the potential future retirement of certain long-lived assets placed in leased facilities.

Results of Operations

   The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these unaudited statements as a percentage of revenue for the three months ended March 31, 2003 and 2002, respectively.

                                                                   Three Months Ended March 31,
                                                                ---------------------------------
                                                                      2003              2002
                                                                ---------------   ---------------
Revenue:
   Revenue..................................................... $ 27,412   68.8%  $ 40,868   79.0%
   Revenue from WorldCom.......................................   12,416   31.2     10,889   21.0
                                                                --------  -----   --------  -----
       Total revenue...........................................   39,828  100.0     51,757  100.0
Costs and expenses:
   Cost of operations..........................................    3,310    8.3      4,288    8.3
   Cost of services............................................   20,706   52.0     25,070   48.4
   Selling, general and administrative.........................   14,690   36.9     28,011   54.1
   Provision for doubtful accounts.............................      125    0.3      1,265    2.4
   Provision for doubtful accounts for WorldCom................       --     --        908    1.8
   Deferred compensation.......................................       --     --        597    1.2
   Depreciation and amortization...............................   25,192   63.3     40,223   77.7
                                                                --------  -----   --------  -----
       Total costs and expenses................................   64,023  160.8%   100,362  193.9%
                                                                --------  -----   --------  -----
Loss from operations...........................................  (24,195) (60.7)   (48,605) (93.9)
Other income (expense):
   Interest expense............................................   (2,063)  (5.2)    (1,992)  (3.8)
   Interest income and other...................................      139    0.3        161    0.3
                                                                --------  -----   --------  -----
Loss before cumulative effect of change in accounting principle  (26,119) (65.6)   (50,436) (97.4)
Cumulative effect of change in accounting principle............     (869)  (2.2)        --     --
                                                                --------  -----   --------  -----
Net loss....................................................... $(26,988) (67.8)% $(50,436) (97.4)%
                                                                ========  =====   ========  =====

  Three Months Ended March 31, 2003 Compared to Three Months Ended March 31,
  2002

  Revenue

   Total revenue decreased 23.0% to $39.8 million in the first quarter of 2003 compared to $51.8 million for the same period in 2002. The decrease is primarily due to a reduction in our customer base, and a reduction in services provided to these customers. Our installed base of servers decreased 7.5% to 3,165 at March 31, 2003 from 3,420 at March 31, 2002. The average revenue per server decreased 16.3% to $3,880 in the first quarter of 2003 from $4,638 for the same period in 2002. Revenue recognized through our sales channel agreement with WorldCom has increased as the customer base under this agreement has grown. We recognized revenue of $12.4 million and $10.9 million from WorldCom in the three months ended March 31, 2003 and 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended March 31, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Revenue was reduced by $0.4 million in the first quarter of 2003 for WorldCom's share in the net operating income related to activity under the sales channel agreement. Revenue was not reduced for this reason in the prior year quarter, as there was a net loss related to activity under the sales channel agreement. Included in our revenue for the three months ended March 31, 2003 is $0.7 million in early termination fees as compared to $3.0 million for the same period in 2002.

  Cost of Operations

   Cost of operations decreased 22.8% to $3.3 million in the first quarter of 2003 compared to $4.3 million for the same period in 2002. The decrease was primarily due to lower network costs resulting from negotiation of lower rates from our suppliers, and a decrease in network lines. As a percentage of revenue, cost of operations was 8.3% for both three month periods.

  Cost of Services

   Cost of services decreased 17.4% to $20.7 million in the first quarter of 2003 compared to $25.1 million for the same period in 2002. The decrease was primarily related to reduced employee-related costs and maintenance fees as a result of our downsizing and cost containment efforts subsequent to March 31, 2002. As a percentage of revenue, total cost of services increased to 52.0% in the first quarter of 2003 compared to 48.4% for the same period in 2002.

  Selling, General and Administrative

   Selling, general and administrative expenses decreased 47.6% to $14.7 million in the first quarter of 2003 compared to $28.0 million for the same period in 2002. The decrease was attributable to planned reductions in workforce, and operating and support costs in order to align our expenses with our revenues. As a percentage of revenue, total selling, general and administrative expenses decreased to 36.9% in the first quarter of 2003 compared to 54.1% in the same period in 2002, primarily due the aforementioned workforce, operations, and support costs.

  Provision for Doubtful Accounts

   Provision for doubtful accounts decreased 90.1% to $0.1 million in the first quarter of 2003 compared to $1.3 million in the prior year quarter. The decrease is due to the fact that many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services in the prior year quarter. Also contributing to the decrease in the provision for doubtful accounts is our improved collections of accounts receivable.

  Provision for Doubtful Accounts for WorldCom

   In the prior year quarter, we recorded a provision for doubtful accounts related to WorldCom in the amount of $0.9 million. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection.

  Deferred Compensation

   In the prior year quarter we recorded $0.6 million in deferred compensation expense, representing the amortization of in-the-money stock options of certain employees. In July 2002, we expensed the remaining deferred compensation, as all options became immediately vested upon the one year anniversary of the WorldCom-Intermedia merger.

  Depreciation and Amortization

   Depreciation and amortization expenses decreased 37.4% to $25.2 million in the first quarter of 2003 compared to $40.2 million for the same period in 2002. The decrease was principally due to the fact that we recognized an impairment of certain long-lived assets and equipment sold to outside parties in 2002 and the first quarter of 2003, which significantly lowered our depreciable base.

  Interest Expense

   Interest expense increased 3.6% to $2.1 million in the first quarter of 2003 compared to $2.0 million for the same period in 2002. The increase resulted primarily from the issuance of $24.0 million of notes payable to Intermedia since March 31, 2002.

  Interest Income and Other

   Interest income and other decreased 13.7% to $0.1 million in the first quarter of 2003 compared to $0.2 million for same period in 2002. The decrease resulted principally from falling interest rates during the period.

  Cumulative Effect of Change in Accounting Principle

   We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003, under which we recorded a cumulative effect of change in accounting principle in the amount of $0.9 million. The charge represents estimated depreciation expense and amortization expense through December 31, 2002 associated with the potential future retirement of certain long-lived assets placed in leased facilities.

Liquidity and Capital Resources

  Cash Flows

   Net cash provided by (used in) operating activities was $5.7 million and $(0.1) million during the three months ended March 31, 2003 and 2002, respectively. We experienced positive cash flow from operations in the first quarter of 2003 primarily due to lower costs associated with a reduced workforce, and reduction of other operating costs in aligning our expenses with our revenues.

   Net cash used for investing activities was $0.8 million and $12.5 million during the three months ended March 31, 2003 and 2002, respectively. We have reduced our capital expenditures in 2003 in accordance with our business needs, current economic conditions, and as a result of our customer programs for customer furnished equipment, our redeployed hardware program, and third party leasing. See discussion of our third-party equipment leasing program below. Additionally, one of our letters of credit securing a real estate lease, of approximately $1.0 million, was scheduled to expire on April 5, 2003; however, on March 25, 2003, we amended the real estate lease arrangements to enable us to obtain a substitute letter of credit while still providing security to our landlord and landlord's lender for our obligations as tenant under the lease. On March 28, 2003, the beneficiary of the letter of credit exercised its right to draw on the letter of credit and to hold the drawn funds as security until a replacement letter of credit is issued. As a result, we reclassified approximately $1.0 million of cash collateral that secured the letter of credit from restricted investments to security deposits (included within prepaid expenses and other current assets in the unaudited consolidated balance sheet as of March 31, 2003) upon the notification of the draw.

   Net cash (used in) provided by financing activities was $(5.8) million and $11.4 million during the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities in the first quarter of 2003 primarily represents $4.3 million in principal payments on outstanding notes payable to Intermedia. Net cash provided by financing activities for the first quarter of 2002 resulted from proceeds from our notes payable issued to Intermedia in 2002, and proceeds from exercises of employee stock options, offset by payments on the long-term note payable to Prince George's County Economic Development Corporation and on our increased capital lease obligations in 2002.

   We currently project continued losses and overall cash flow deficits due to declining recurring revenue caused by an increase in customer attrition and a decrease in the amount of services provided to customers. Without funding from an external source, receiving payment for our proofs of claim and/or obtaining the right of offset between the amounts due to us from WorldCom and the amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003.

   In connection with our proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, we have withheld principal and interest payments under the funding agreements totaling $5.1 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to us withholding these amounts, but has expressed its intent to resolve these issues with us. Although we have not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, we have classified all outstanding notes payable as current obligations at March 31, 2003.

  Equipment Leasing

   In November 2002, we began offering new customers an improved source of funding for their equipment, through a third party equipment leasing program branded "Digex Financial Services". This program was created to provide customers with attractive hardware terms and financing options, while reducing our capital requirements and facilitating sales. Under the program, we anticipate recovering outlays for capital expenditures for hardware to support new services from the third party leasing company in a more expeditious timeframe, which we expect will free up cash to be used for other corporate purposes.

  Stock Offerings

   On January 12, 2000, we sold 100,000 shares of our non-voting, redeemable preferred stock, designated as Series A convertible preferred stock, with detachable warrants to purchase 1,065,000 shares of our Class A common stock, to Microsoft Corporation and CPQ, a wholly-owned subsidiary of HP, for an aggregate of $100.0 million, of which $85.0 million was in cash, and $15.0 million was in the form of equipment purchase credits. As of March 31, 2003, we have utilized all $15.0 million of equipment purchase credits. We utilized the remaining $0.2 million of equipment purchase credits in the three months ended March 31, 2003, as compared to $1.5 million used for equipment purchases in the prior year first quarter. On April 1, 2002, Microsoft converted its 50,000 shares of Series A convertible preferred stock into 730,995 shares of our Class A common stock. The warrants, which were exerciseable at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments, expired on January 12, 2003, without being exercised. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

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

   In 2002 and 2001, we issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million to satisfy our net cash requirements under our approved 2002 and 2001 business plans. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.0% in 2003 and 5.1% in 2002). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.1 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. On December 11, 2002, we notified WorldCom and Intermedia that we were electing to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. Through March 31, 2003, we have paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

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

   On June 26, 2001, we borrowed $6.0 million from Intermedia as an intercompany loan at an interest rate of 14.1%. The intercompany loan balance was increased to $13.0 million on November 13, 2001 with the borrowing of an additional $7.0 million. Through December 31, 2001, the weighted average interest rate of the intercompany loans, promissory notes and subsequent refinancing was 5.7%.

   On January 14, 2002, we entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 5.0% in 2003 and 5.4% in 2002). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3 million in the three months ended March 31, 2003 and 2002. Through March 31, 2003, we have paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

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

   Subject to the terms of the loan agreements and the approval by the State of Maryland and/or Prince George's County, on or after January 1, 2005, we were eligible for an additional loan of $1.0 million under the Sunny Day Fund initiative from the State of Maryland and/or $100,000 from Prince George's County to finance a portion of the cost of acquiring equipment and constructing facilities within Prince George's County, Maryland. We have notified the State of Maryland and Prince George's County that we will not pursue the additional loans under these agreements.

   In July 2002, we received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program (MITP) initiative.

Repayment of principal will be deferred each year through December 31, 2005 if we maintain at least 1,290 permanent, full time employees at any of our Maryland facilities during the three year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon our achievement of certain requirements. In accordance with the grant agreement, we will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever we default in performance or fail to cure such a default within a ten day period after receipt of default notification. Based on the number of Digex permanent, full-time employees as of December 31, 2002, we were not in compliance for deferring full repayment of the loan at December 31, 2002. As a result, the $150,000 loan has been classified as a current liability as of March 31, 2003 and December 31, 2002.

   In 2001 and 2002, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of March 31, 2003, we acquired
$12.5 million of computer equipment and maintenance services under these leasing and financing arrangements.

  Contractual Obligations and Contingent Commitments

   Our contractual obligations and contingent commitments as of March 31, 2003 are aggregated below (in thousands):

                                                 Amounts due by period
                                   -------------------------------------------------
                                            Less than
                                    Total    1 year   1-3 years 4-5 years Thereafter
                                   -------- --------- --------- --------- ----------
Contractual Obligations:
   Notes payable to Intermedia.... $122,942 $122,942   $    --   $    --   $    --
   Notes payable to third parties.    3,651    3,651        --        --        --
   Capital lease obligations......   37,697    8,728    10,266    10,023     8,680
   Operating leases...............   16,655    3,540     6,728     3,904     2,483
Contingent Commitments:
   Redeemable preferred stock.....   50,000       --    50,000        --        --
   Employee retention bonuses.....   12,203   12,203        --        --        --
                                   -------- --------   -------   -------   -------
       Total...................... $243,148 $151,064   $66,994   $13,927   $11,163
                                   ======== ========   =======   =======   =======

   We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 10 years. Refer also to the notes to our consolidated financial statements in our Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003, for discussion of our capital and operating leases.

   We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of March 31, 2003, the potential retention bonus pool payable in 2003 under these agreements totaled $12.2 million, of which $9.3 million and $6.8 million was accrued as of March 31, 2003 and December 31, 2002, respectively.

   Increases in interest rates on variable rate debt would have an adverse effect upon our reported net loss and cash flow. We may not have adequate cash flow to service our debt and capital requirements in 2003, unless we are successful in obtaining funding from external sources. We have experienced declining revenues due to decreases in monthly recurring revenue (MRR) from WorldCom and other customers. Our business plan for 2003 requires external funding in order to be able to pay current obligations as they arise. Without funding from an external source, we may not have the liquidity necessary to pay principal and interest payments potentially due in 2003 and beyond under the note purchase agreements with Intermedia and WorldCom.

   The liquidity issues discussed above raise substantial doubt about our ability to continue as a going concern. Substantial doubt about an entity's ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Our ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the proofs of claim with WorldCom, and future revenue retention and growth plans.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted the provisions of SFAS No. 143 as of January 1, 2003. Refer to Note 2 "Summary of Significant Accounting Policies--Asset Retirement Obligations" to the unaudited consolidated financial statements set forth elsewhere herein for the disclosures required by SFAS No. 143.

   In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early adoption permitted.

   SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We adopted SFAS No. 146 as of January 1, 2003, and it has not had a material impact on our consolidated results of operations or financial position.

   In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

   We account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have adopted the disclosure-only provisions of SFAS No.
148. Refer to Note 2 "Summary of Significant Accounting Policies--Stock-Based Compensation" to the unaudited consolidated financial statements set forth elsewhere herein for the disclosures required by SFAS No. 148.

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value. This is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Currently, we do not believe that we have entered into any guarantees that fall within the guidance of FIN 45.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. We do not believe that FIN 46 will have a material impact on our consolidated financial statements.

Information Regarding Forward-looking Statements

   The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates", "projects", "anticipates", "expects", "intends", "believes", or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. This report includes forward-looking statements, which could differ from actual results. See "Risk Factors" in our Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   On August 1, 2002, the law firm of Richards Layton & Finger ("Richards Layton") requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 each to Richards Layton and a second law firm, Cahill Gordon & Reindel ("Cahill Gordon"), in connection with their representation of the former Special Committee ("FSC") of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the "Shareholder Action"). The request sought modification of a Chancery Court order of July 29, 2002 (the "Order"), which required WorldCom to pay $1,860,187.14 to reimburse certain expenses approved by the FSC pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevented immediate enforcement of the Order against WorldCom, Richards Layton sought the requested modification to obtain payment directly from Digex. On August 23, 2002, the Chancery Court denied Richards Layton's request on the grounds that WorldCom's bankruptcy, commenced before the issuance of the Order, deprived the Chancery Court of authority to adjudicate WorldCom's liability for expenses of the FSC, and, therefore, rendered the Order void ab initio. The FSC subsequently sought leave of the Bankruptcy Court to pursue collection of the expenses from Digex notwithstanding the WorldCom bankruptcy. By order dated January 30, 2003, the Bankruptcy Court denied that request on the grounds that (i) the Chancery Court had correctly determined that the Order was void ab initio and (ii) separate proceedings seeking payment of the expenses directly by Digex would "necessarily implicate WorldCom because of the interrelationship of the parties in the underlying dispute."

   Neither the FSC nor its counsel have subsequently instituted any proceedings to collect the claimed fees and expenses directly from Digex. It is not possible to determine at this point whether the FSC will elect to pursue its claims for the fees and expenses directly against Digex, either before or after the conclusion of the WorldCom bankruptcy proceedings.

   In December 2002 and January 2003, Digex was sued in two separate cases brought by employees alleging discrimination. The first alleges that Digex discriminated against the employee when she was not selected for the CEO position in June 2002 following Digex's termination of its then CEO, and further claims that Digex has subsequently retaliated against her in the terms and conditions of her employment, even though her compensation package remains unchanged. The second alleges discrimination based on an alleged failure by Digex to promote this individual to a newly created position, and further claims that she has been demoted, even though her title and compensation remain unchanged. Both complaints include multi-million dollar claims for damages; however, neither details the basis for such damages. Although Digex is not able to predict the outcome of these cases, Digex believes the claims are without merit and is defending itself vigorously.

   In February, 2003, Digex was sued by Computer Associates International, Inc. The complaint alleges breach of contract on the part of Digex, and seeks damages of $6,427,815.90. This matter is in its initial stages. Although Digex is not able to predict with any reasonable certainty the likely outcome of this arbitration, Digex believes that Computer Associates' complaint is without merit and Digex has filed a counterclaim for damages exceeding amounts sought by Computer Associates in the litigation.

   In the ordinary course of business, Digex is party to litigation. Management does not believe that the outcome of such litigation will materially affect Digex or its unaudited consolidated financial statements set forth elsewhere herein.

Item 2.  Changes in Securities and Use of Proceeds

   Recent Sales of Unregistered Securities

      None.

   Use of Proceeds from a Sale of Registered Securities

      None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

   None.

   (b) Reports on Form 8-K

   The following reports on Form 8-K of Digex were filed during the first quarter of 2003:

      Digex filed a Current Report on Form 8-K, dated January 15, 2003, reporting under Item 5 the issuance of a press release discussing Digex's preliminary fourth quarter cash metrics. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

      Digex filed a Current Report on Form 8-K, dated February 27, 2003, reporting under Item 5 the issuance of a press release discussing the delisting of Digex's common stock from the Nasdaq SmallCap Market. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

      Digex filed a Current Report on Form 8-K, dated March 19, 2003, reporting under Item 5 the issuance of a press release discussing Digex's fourth quarter and full year 2002 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIGEX, INCORPORATED
                                                  (Registrant)

                                              By:    /s/  T. SCOTT ZIMMERMAN
                                                  -----------------------------
                                                       T. Scott Zimmerman
                                                    Senior Vice President and
                                                     Chief Financial Officer


                                              By:   /s/  ELIZABETH A. HAIGHT
                                                  -----------------------------
                                                       Elizabeth A. Haight
                                                  Vice President and Controller

Dated: May 15, 2003

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

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


                                              By:     /s/  GEORGE L. KERNS
                                                  -----------------------------
                                                         George L. Kerns
                                                     Chief Executive Officer

Date: May 15, 2003

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

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


                                              By:    /s/  T. SCOTT ZIMMERMAN
                                                  -----------------------------
                                                       T. Scott Zimmerman
                                                     Chief Financial Officer

Date: May 15, 2003

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the accompanying Quarterly Report of Digex, Incorporated (the "Company") on Form 10-Q for the quarter ended March 31, 2003 (the "Report"), I, George L. Kerns, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              By:     /s/  GEORGE L. KERNS
                                                  -----------------------------
                                                         George L. Kerns

Date: May 15, 2003

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

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the accompanying Quarterly Report of Digex, Incorporated (the "Company") on Form 10-Q for the quarter ended March 31, 2003 (the "Report"), I, T. Scott Zimmerman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              By:   /s/  T. SCOTT ZIMMERMAN
                                                  -----------------------------
                                                       T. Scott Zimmerman

Date: May 15, 2003

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-Q to which it refers and is, to the extent permitted by law, provided by the above signatory to the extent of his knowledge.