Form 10-Q
period 2003-06-30
DIGEX INC/DE
filed 2003-08-14
CIK 1085098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-26873

DIGEX, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3582217 (I.R.S. Employer Identification No.)

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

As of July 31, 2003, there were 25,519,461 and 39,350,000 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively.

DIGEX, INCORPORATED

PART 1:    FINANCIAL INFORMATION

Item 1.     Financial Statements

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Revenue	$24,782	$32,479	$52,194	$73,347
Revenue from WorldCom	12,436	16,214	24,852	27,103

Total revenue	37,218	48,693	77,046	100,450

Costs and expenses:
Cost of operations	1,890	3,440	5,200	7,728
Cost of services	19,154	23,008	39,860	48,078
Selling, general and administrative	14,798	20,860	29,488	48,871
Provision for (recovery of) doubtful accounts	(787)	740	(662)	2,005
Provision for doubtful accounts for WorldCom	—	17,670	—	18,578
Deferred compensation	—	396	—	993
Impairment loss	—	56,990	—	56,990
Depreciation and amortization	23,197	42,084	48,389	82,307

Total costs and expenses	58,252	165,188	122,275	265,550

Loss from operations	(21,034)	(116,495)	(45,229)	(165,100)
Other income (expense):
Interest expense	(2,008)	(2,143)	(4,071)	(4,135)
Interest income and other	111	135	250	296

Loss before cumulative effect of change in accounting principle	(22,931)	(118,503)	(49,050)	(168,939)
Cumulative effect of change in accounting principle	—	—	(869)	—

Net loss	(22,931)	(118,503)	(49,919)	(168,939)
Accretion of preferred stock discount	(503)	(503)	(1,006)	(1,509)

Net loss available to common stockholders	$(23,434)	$(119,006)	$(50,925)	$(170,448)

Loss per common share— basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.36)	$(1.83)	$(0.77)	$(2.64)

Cumulative effect of change in accounting principle	$—	$—	$(0.01)	$—

Net loss per common share	$(0.36)	$(1.83)	$(0.78)	$(2.64)

Pro forma net loss and loss per common share, assuming the accounting change is applied retroactively:
Net loss available to common stockholders		$(119,071)		$(170,577)

Net loss per common share		$(1.84)		$(2.64)

Shares used in computing basic, diluted and pro forma net loss per share	64,869,461	64,869,461	64,869,461	64,505,983

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,636	$20,897
Restricted investments	2,901	3,059
Accounts receivable, net of allowance of $2,327 in 2003 and $3,563 in 2002	8,203	12,165
Due from WorldCom, net of allowance of $18,264 in 2003 and 2002	—	—
Deferred costs	3,172	4,908
Notes receivable from employees	5,829	6,008
Prepaid expenses and other current assets	4,717	5,999

Total current assets	47,458	53,036
Property and equipment, net	106,674	149,195
Goodwill, net	11,880	11,880
Intangible assets, net	3,900	4,388
Other assets	1,715	2,340

Total assets	$171,627	$220,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$42,481	$38,510
Due to WorldCom	15,831	11,557
Current portion of deferred liabilities	3,359	5,071
Current portion of notes payable	3,636	209
Current portion of notes payable to Intermedia	122,942	50,550
Current portion of capital lease obligations	6,071	6,374

Total current liabilities	194,320	112,271
Deferred liabilities	1,010	1,680
Other long-term liabilities	1,584	—
Notes payable	—	3,299
Notes payable to Intermedia	—	76,650
Capital lease obligations	21,298	23,989

Total liabilities	218,212	217,889

Commitments and contingencies

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 50,000 Series A Convertible shares issued and outstanding in 2003 and 2002 (aggregate liquidation preference of $50,000)	46,981	45,748

Stockholders’ deficit:
Class A common stock, $.01 par value; 100,000,000 shares authorized; 25,519,461 shares issued and outstanding in 2003 and 2002	255	255
Class B common stock, $.01 par value; 50,000,000 shares authorized; 39,350,000 shares issued and outstanding in 2003 and 2002	394	394
Additional capital	586,113	587,119
Accumulated deficit	(680,480)	(630,561)
Accumulated other comprehensive income (loss)	152	(5)

Total stockholders’ deficit	(93,566)	(42,798)

Total liabilities and stockholders’ deficit	$171,627	$220,839

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(49,919)	$(168,939)
Cumulative effect of change in accounting principle	869	—

Loss before cumulative effect of change in accounting principle	(49,050)	(168,939)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	48,389	82,307
Impairment loss	—	56,990
Provision for (recovery of) doubtful accounts	(662)	2,005
Provision for doubtful accounts for WorldCom	—	18,578
Amortization of deferred compensation	—	993
Accretion expense on asset retirement obligation	89	—
Accretion of interest on note payable and capital lease obligations	157	150
Changes in operating assets and liabilities:
Accounts receivable	4,624	5,007
Due to (from) WorldCom, net	4,274	(7,137)
Deferred costs	1,736	848
Prepaid expenses and other current assets	1,282	3,764
Notes receivable from employees	179	678
Other assets	625	442
Accounts payable and accrued expenses	3,971	2,146
Deferred liabilities	(2,382)	(1,282)

Net cash provided by (used in) operating activities	13,232	(3,450)

Investing activities:
Purchases of property and equipment	(4,768)	(23,046)
Purchase of restricted investments	(875)	(18)
Maturity of restricted investments	1,033	—
Proceeds from sale of property and equipment	277	261

Net cash used in investing activities	(4,333)	(22,803)

Financing activities:
Proceeds from issuances of notes payable	—	22,200
Payments on notes payable to Intermedia	(4,258)	—
Principal payments on notes payable and capital lease obligations	(3,059)	(3,352)

Net cash (used in) provided by financing activities	(7,317)	18,848

Effect of exchange rate on cash and cash equivalents	157	121

Net increase (decrease) in cash and cash equivalents	1,739	(7,284)
Cash and cash equivalents at beginning of period	20,897	12,096

Cash and cash equivalents at end of period	$22,636	$4,812

Supplemental disclosures of cash flow information:
Interest paid	$2,651	$4,489
Assets purchased with equipment credits granted in connection with the issuance of preferred stock	227	5,503
Assets acquired through capital leases	36	995

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Recent Events

Organization

Digex, Incorporated (“Digex”) is a provider of Web, application, and enterprise managed hosting services for businesses worldwide. Today, Digex customers, from Fortune 1000 companies to leading Internet-based businesses, leverage Digex’s services to successfully deploy business-critical and mission-critical Web sites, enterprise applications and Web services on the Internet. These companies use Digex’s services to power various types of business solutions including corporate Web sites, on-line commerce, and back-office applications. Digex operates in a single segment, primarily in the United States.

Digex’s business started in 1996 as the Web hosting unit of Business Internet, Inc., previously known as DIGEX, Incorporated, a company that was principally an Internet access and Web hosting services provider. Business Internet went public in October 1996 under the name DIGEX, Incorporated, and was acquired by Intermedia Communications Inc. (“Intermedia”) in July 1997. In contemplation of Digex’s initial public offering, the Company was incorporated as Digex, Incorporated in April 1999, and Business Internet contributed assets to the newly formed Digex, Incorporated in order to effect a recapitalization of Digex’s business.

On July 1, 2001, a wholly-owned subsidiary of WorldCom, Inc. (“WorldCom”) merged with and into Intermedia, with Intermedia continuing as the surviving corporation as a subsidiary of WorldCom (the “Intermedia-WorldCom Merger”). As a result of the Intermedia-WorldCom Merger, WorldCom owns all of the capital stock of Intermedia, other than its 13-1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. WorldCom has an indirect controlling interest of Digex through Intermedia as Intermedia owns approximately 60.7% of Digex’s equity interests and controls 93.9% of Digex’s voting interests, calculated based on total common stock outstanding, as of June 30, 2003.

In connection with the Intermedia-WorldCom Merger, WorldCom and Digex have entered into a series of operating and funding agreements under which Digex sells hosting services to WorldCom, borrows to satisfy cash requirements, and purchases certain telecommunication services from WorldCom. These agreements are discussed in more detail in Note 7.

Digex’s operations are subject to certain risks and uncertainties. Please review the “Risk Factors” section of the Digex 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003 for discussion of these risks and uncertainties.

Recent Events Related to WorldCom and Digex

On July 24, 2003, WorldCom announced that it had filed a motion with the U.S. Bankruptcy Court of the Southern District of New York seeking authorization to purchase all outstanding publicly traded common stock of Digex for approximately $0.70 per share.

On July 25, WorldCom announced that it had agreed to buy 50,000 shares of Digex’s Series A Preferred Stock from Hewlett-Packard Co. for approximately $11 million, contingent on the consummation of the purchase of 75 % of Digex’s common stock.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On August 5, 2003, WorldCom announced that it had received bankruptcy court approval to purchase all outstanding publicly traded common stock of Digex for a total of approximately $18 million.

Digex’s revenues have been negatively impacted by both the market and the issues surrounding WorldCom’s bankruptcy. Even though Digex has successfully implemented a number of expense reduction initiatives, Digex needs to grow its revenues, either from existing customers or new customers. Digex’s 2003 business plan requires funding to support its cash needs for operations and debt repayment. The timing and amount of Digex’s funding needs can and will materially change due to the uncertainties surrounding WorldCom, changes in the economy, changes to Digex’s target market, Digex’s ability to execute on its business plan, and the outcome of the strategic alternatives process, among other factors.

Digex’s board of directors has formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of independent directors, has retained Lane, Berry & Co. International as its financial advisor, and has engaged the firm to render a fairness opinion if a tender offer is made for Digex’s outstanding common stock. There can be no assurance that any transaction or other corporate action will result from this effort. The exploration of strategic alternatives for Digex may result in, among other things, increased expenses, interference with customer relationships and diversion of management’s attention.

The funding agreement Digex had in place with WorldCom expired on December 31, 2002 and Digex currently does not have other funding arrangements in place. However, Digex has not borrowed funds from WorldCom since July 2002. Although Digex has had, through the special committee of its board of directors, discussions with potential funding sources, there can be no assurance that Digex will be successful in obtaining funding for its 2003 requirements. Additionally, Digex has filed proofs of claim in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to Digex from WorldCom under the Digex-WorldCom Master Channel Agreement (“Master Channel Agreement”), along with other pre-petition amounts due to Digex from WorldCom (see Note 7). Some portion of those claims may entitle Digex to set off those amounts against amounts due to WorldCom. WorldCom has informed Digex that it believes the Digex proofs of claim are worth substantially less than $157 million, due in part to the provisions in the Master Channel Agreement for the sharing of operating results (EBITDA) from the channel. In connection with Digex’s proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, as of July 31, 2003, Digex has withheld principal and interest payments under the funding agreements totaling $12.9 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to Digex withholding these amounts, but has expressed its intent to resolve these issues with Digex. Although Digex has not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, the Company has classified all outstanding notes payable as current obligations at June 30, 2003.

Without receiving payment for Digex’s proofs of claim and/or obtaining the right of offset between the amounts due to Digex from WorldCom and amounts due to WorldCom under the note purchase agreements, Digex may not have sufficient cash to meet its projected needs for debt service, working capital and capital expenditures through the end of 2003. Even if our proofs of claim and offset rights are resolved in a satisfactory manner to us, we estimate that, without funding from new sources, we will run out of cash during the first quarter of 2004. Efforts to attract new financing have been unsuccessful to date.

The liquidity issues discussed above raise substantial doubt about Digex’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Digex’s ability to continue as a going concern is dependent upon a number of factors, including, but not limited to,

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

attainment of funding from external sources, settlement of the proofs of claim with WorldCom, resolution of WorldCom’s proposed tender offer and future revenue retention and growth plans.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Digex, Incorporated without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Form 10-K of Digex for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

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

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assuming that Digex had applied the fair value model (Black-Scholes Pricing Model) required by SFAS No. 148, is as follows (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss available to common stockholders, as reported (1)	$(23,434)	$(119,006)	$(50,925)	$(170,448)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (2) (3)	—	(4,224)	—	(8,080)

Pro forma net loss available to common stockholders	$(23,434)	$(123,230)	$(50,925)	$(178,528)

Net loss per common share:
Basic and diluted—as reported	$(0.36)	$(1.83)	$(0.78)	$(2.64)

Basic and diluted—pro forma	$(0.36)	$(1.90)	$(0.78)	$(2.77)

(1)	Reported net loss includes stock-based employee compensation costs, net of tax, of $0.0 million for the three and six month periods ended June 30, 2003, and $0.4 million and $1.0 million for the three and six month periods ended June 30, 2002, respectively.
(2)	Amounts are net of stock-based employee compensation costs recorded under the provisions of APB Opinion No. 25 and related tax effects.
(3)	All outstanding options became fully vested in July 2002 one year following the Intermedia-WorldCom Merger. Additionally, no options have been granted since January 2001.

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

Digex recorded the effect of the adoption of SFAS No. 143 of approximately $0.9 million on January 1, 2003, as a cumulative effect of a change in accounting principle in the accompanying unaudited consolidated statement of operations for the six-month period ended June 30, 2003. There is no income tax impact as the potential tax benefit associated with this amount has been offset by a corresponding increase in Digex’s valuation allowance. In addition to the cumulative effect of change in accounting principle recorded in the statement of

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operations as of January 1, 2003, Digex recorded an asset retirement obligation and capitalized the cost of the obligation as part of the carrying amount of the data center facilities. As of January 1, 2003, the asset retirement obligation approximated $1.5 million and the net book value of the related capitalized asset approximated $0.6 million.

For the three and six month periods ending June 30, 2003, Digex recorded accretion expense related to the asset retirement obligation of approximately $45,000 and $89,000, respectively, and depreciation expense of approximately $25,000 and $50,000, respectively, for the costs capitalized related to the asset retirement obligation.

The following table provides a roll-forward of Digex’s asset retirement obligations (in thousands):

Obligation at December 31, 2002	Liabilities Recognized in Transition	Liabilities Settled	Accretion Expense	Obligation at June 30, 2003
$—	$1,495	$—	$89	$1,584

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (the third quarter of 2003). Digex will adopt this accounting standard in the third quarter of 2003, and does not expect that it will have a material impact on the financial statements.

3.    Comprehensive Loss

The following table reflects the calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss available to common stockholders	$(23,434)	$(119,006)	$(50,925)	$(170,448)
Other comprehensive loss:
Foreign currency translation adjustments	99	99	157	121

Comprehensive loss available to common stockholders	$(23,335)	$(118,907)	$(50,768)	$(170,327)

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Notes payable to Intermedia	$122,942	$127,200
Note payable to State of MD—Sunny Day Fund	3,307	3,150
Note payable to State of MD—MITP	150	150
Note payable to Prince George’s County	179	208

Total notes payable, including current portion	126,578	130,708
Less: current portion	(126,578)	(50,759)

Long-term notes payable	$—	$79,949

In connection with Digex’s proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, as of July 31, 2003, Digex has withheld principal and interest payments under the funding agreements totaling $12.9 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to Digex withholding these amounts, but has expressed its intent to resolve these issues with Digex. Although Digex has not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, the Company has classified all outstanding notes payable as current obligations at June 30, 2003.

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

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In February 2003, Digex was sued by Computer Associates International, Inc. The complaint alleges breach of contract on the part of Digex, and seeks damages of $6,427,815.90. This matter is in its initial stages. Although Digex is not able to predict with any reasonable certainty the likely outcome of this arbitration, Digex believes that Computer Associates’ complaint is without merit and Digex has filed a counterclaim for damages exceeding amounts sought by Computer Associates in the litigation.

In the ordinary course of business, Digex is party to litigation. Management does not believe that the outcome of such litigation will materially affect Digex or these unaudited consolidated financial statements.

Digex is also indebted to WorldCom as discussed in Note 7 below.

6.    Restructuring Charges

In the three months and six months ended June 30, 2003, Digex paid approximately $0.4 million and $0.8 million, respectively, in lease costs for office properties which have been permanently vacated. As of June 30, 2003 and December 31, 2002, Digex has $3.0 million and $3.8 million, respectively, accrued in the caption “Accounts payable and accrued expenses” of its consolidated balance sheet to account for future obligations for severance benefits and permanently vacated office properties. The following table provides a roll-forward of Digex’s restructuring liabilities (in thousands):

	Reserve at December 31, 2002	Accrual	Cash Paid	Reserve at June 30, 2003
Severance benefits	$326	$—	$—	$326
Other exit costs	3,514	—	(821)	2,693

Total restructuring charges	$3,840	$—	$(821)	$3,019

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Digex recognized revenue from WorldCom of $12.4 million and $24.9 million for the three and six months ended June 30, 2003, respectively, and $16.2 million and $27.1 million for the three and six months ended June 30, 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months and six months ended June 30, 2003 and 2002, respectively, resulted from actual managed hosting services purchased for resale by WorldCom.

On June 25, 2002, WorldCom announced that it would restate certain financial statements, and it filed for bankruptcy on July 21, 2002. As a result of these events, Digex fully reserved for approximately $18.3 million in sales channel agreement related receivables as of June 30, 2002. Further, since July 1, 2002, Digex has recognized revenues from WorldCom only upon collection. As a result, approximately $3.6 million in service related billings for the period from July 1, 2002 until WorldCom filed for bankruptcy on July 21, 2002, have not yet been recognized as revenue as such amounts have not yet been collected. Future revenues from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

Although Digex submitted proofs of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for actual managed Web hosting services in 2002, Digex has not yet recognized these amounts as revenues in 2002 or 2003 due to the uncertainties surrounding collection of such amounts from WorldCom.

Funding Agreement.    Refer to “Borrowings from Related Parties” below.

Facilities Agreement.    Effective January 1, 2001, managed Web hosting facilities for Digex were built in several WorldCom data centers in the United States and around the world. Digex has leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $0.4 million and $0.9 million for the three and six months ended June 30, 2003, respectively, and $1.0 million and $1.6 million for the three and six months ended June 30, 2002, respectively.

Network Agreement.     This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively, and $1.1 million and $1.7 million for the three and six months ended June 30, 2002, respectively.

WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, including facilities, telephone, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Other circuit related expense	$560	$1,601	$1,268	$3,301
Telephone expense	138	1,034	298	1,768
Rent expense	112	332	241	787

	$810	$2,967	$1,807	$5,856

In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for the three months and six months ended June 30, 2003 and 2002 presented above.

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

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2002 and 2001, Digex issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million to satisfy Digex’s net cash requirements under its approved 2002 and 2001 business plans. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.7% through June 30, 2003 and 5.1% through June 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.0 million and $2.1 million for the three and six months ended June 30, 2003, respectively, and $1.1 and $1.9 for the three and six months ended June 30, 2002, respectively. On December 11, 2002, Digex notified WorldCom and Intermedia that it had elected to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. Through June 30, 2003, Digex has paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

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

On January 14, 2002, Digex entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.9% through June 30, 2003 and 5.3% through June 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.2 and $0.5 million in the three and six months ended June 30, 2003, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2002, respectively. Through June 30, 2003, Digex has paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

Notes Receivable from Employees

Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $5.8 million and $6.0 million as of June 30, 2003 and December 31, 2002, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with Digex for any reason, including termination by

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not been made and are not permitted.

Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive a bonus (1) if he or she is actively employed with Digex through and including November 1, 2003 or (2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of June 30, 2003 and December 31, 2002, the potential retention bonus payable in November 2003 under these agreements totaled $12.2 million, of which $9.3 million (excluding additional reserves of approximately $1.2 million) and $6.8 million (excluding additional reserves of approximately $1.1 million) was accrued as of June 30, 2003 and December 31, 2002, respectively. There is a risk that the executive officers and key employees covered by these agreements may choose to terminate their employment with Digex after November 1, 2003.

8.    Subsequent Events

On July 24, 2003, WorldCom announced that it had filed a motion with the U.S. Bankruptcy Court of the Southern District of New York seeking authorization to purchase all outstanding publicly traded common stock of Digex for approximately $0.70 per share.

On July 25, 2003, WorldCom announced that it had agreed to buy 50,000 shares of Digex’s Series A Preferred Stock from Hewlett-Packard Co. for approximately $11 million, contingent on the consummation of the purchase of 75% of Digex’s common stock.

On August 5, 2003, WorldCom announced that it had received bankruptcy court approval to purchase all outstanding publicly traded common stock of Digex for a total of approximately $18 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in Digex’s Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003.

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

At June 30, 2003, we served 509 customers, of which 198 came through the WorldCom channel. For those customers, we manage 2,949 Windows-based, UNIX-based and Linux-based servers in our data center facilities. Our data center facilities are positioned on the east and west coasts of the United States, in Europe and in Asia. Of the 2,949 total managed servers, 969 were sold through the sales channel agreement with WorldCom.

Related Party Transactions

On July 24, 2003, WorldCom announced that it had filed a motion with the U.S. Bankruptcy Court of the Southern District of New York seeking authorization to purchase all outstanding publicly traded common stock of Digex of approximately $0.70 per share.

On July 25, 2003, WorldCom announced that it had agreed to buy 50,000 shares of Digex’s Series A Preferred Stock from Hewlett-Packard Co. for approximately $11 million, contingent on the consummation of the purchase of 75% of Digex’s common stock.

On August 5, 2003, WorldCom announced that it had received bankruptcy court approval to purchase all outstanding publicly traded common stock of Digex for a total of approximately $18 million.

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

Our 2003 business plan requires external funding. Due to the uncertainties surrounding WorldCom, and our historical dependency on WorldCom to provide funding, our board of directors formed a special committee to explore strategic alternatives, including a possible sale of the company. The special committee, which is comprised of independent directors, has retained Lane, Berry & Co. International as its financial advisor, and has engaged the firm to render a fairness opinion if a tender offer is made for our outstanding common stock. There can be no assurance that any transaction or other corporate action will result from this effort.

The funding agreement we had in place with WorldCom expired on December 31, 2002 and we currently do not have other funding arrangements in place. However, we have not borrowed funds from WorldCom since July 2002. Although we have had, through the special committee of our board of directors, discussions with potential funding sources, there can be no assurance that we will be successful in obtaining funding for our 2003 requirements. Additionally, we have filed proofs of claim in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to us from WorldCom under the Digex-WorldCom Master Channel Agreement (“Master Channel Agreement”), along with other pre-petition amounts due to us from WorldCom. Some portion of those claims may entitle us to set off those amounts against amounts due to WorldCom. WorldCom has informed us that it believes our proofs of claim are worth substantially less than $157 million, due in part to the provision in the Master Channel Agreement for the sharing of operating results (EBITDA) from the channel. Without receiving payment for our proofs of claim and/or obtaining the right of offset between the amounts due to us from WorldCom and the amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003. Even if our proofs of claim and offset rights are resolved in a satisfactory manner to us, we estimate that, without funding from new sources, we will run out of cash during the first quarter of 2004. Efforts to attract new financing have been unsuccessful to date.

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

We recognized revenue from WorldCom of $12.4 million and $24.9 million for the three and six months ended June 30, 2003, respectively, and $16.2 million and $27.1 million for the three and six months ended June 30, 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months and six months ended June 30, 2003 and 2002, respectively, resulted from actual managed hosting services purchased for resale by WorldCom.

On June 25, 2002, WorldCom announced that it would restate certain financial statements, and it filed for bankruptcy on July 21, 2002. As a result of these events, we fully reserved for approximately $18.3 million in sales channel agreement related receivables as of June 30, 2002. Further, since July 1, 2002, we have recognized revenues from WorldCom only upon collection. As a result, approximately $3.6 million in service related billings for the period from July 1, 2002 until WorldCom filed for bankruptcy on July 21, 2002, have not yet been recognized as revenue as such amounts have not yet been collected. Future revenues from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

Although we submitted proofs of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services in 2002, we have not yet recognized these amounts as revenues in 2002 or 2003 due to the uncertainties surrounding collection of such amounts from WorldCom.

Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand. These hosting facilities were patterned after the Digex SmartCenter® facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. The payments for the data center space and connections from the space to a WorldCom Internet Protocol (IP) network hub amounted to $0.4 million and $0.9 million for the three and six months ended June 30, 2003, respectively, and $1.0 million and $1.6 million for the three and six months ended June 30, 2002, respectively.

Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. Through this arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through the Americas, Asia-Pacific, Europe, the Middle East and Africa with over 4,500 points of presence. In the second quarter of 2001, we fully transitioned to the WorldCom global IP network as our primary network. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively, and approximately $1.1 million and $1.7 million for the three and six months ended June 30, 2002, respectively. We maintain separate agreements with Level 3 and PacketExchange to provide additional network services.

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

Critical Accounting Policies and Estimates

For a summary of our critical accounting policies and estimates used in the preparation of the consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

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

On June 25, 2002, WorldCom announced that it would restate certain financial statements, and it filed for bankruptcy on July 21, 2002. As a result of these events, we fully reserved for approximately $18.3 million in sales channel agreement related receivables as of June 30, 2002. Further, since July 1, 2002, we have recognized revenues from WorldCom only upon collection. As a result, approximately $3.6 million in service related billings for the period from July 1, 2002 until WorldCom filed for bankruptcy on July 21, 2002, have not yet been recognized as revenue as such amounts have not yet been collected. Future revenues from the sales channel agreement may be adversely affected by WorldCom’s bankruptcy filing.

Although we submitted proofs of claim to the bankruptcy court for amounts due from WorldCom for the difference between the actual 2002 WorldCom Annual Volume Commitment and amounts billed to WorldCom for actual managed Web hosting services in 2002, we have not yet recognized these amounts as revenues in 2002 or 2003 due to the uncertainties surrounding collection of such amounts from WorldCom.

Costs and Expenses.    Costs and expenses include cost of operations, cost of services, selling, general and administrative expenses, provision for doubtful accounts, provision for doubtful accounts for WorldCom, deferred compensation, impairment loss, and depreciation and amortization expense.

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

Selling, general and administrative expenses consist primarily of salaries and benefits for marketing, sales and support personnel, advertising costs, consultants’ fees, and other miscellaneous expenses.

Provision for doubtful accounts is maintained to reserve against trade account receivables that have been estimated to be uncollectible due to the inability of our customers to make the required payment.

Provision for doubtful accounts for WorldCom is maintained to reserve against receivables from WorldCom recorded prior to July 1, 2002 that have been uncollectible due to WorldCom’s inability to make the required payments as a result of its bankruptcy proceedings.

Deferred compensation expense relates to stock options that were granted to certain employees at exercise prices below market value.

Impairment loss represents the expense recorded to write-down long-lived assets to fair market value.

Depreciation and amortization expense consists primarily of depreciation of our data centers, servers and related equipment and amortization of our intangible assets.

Results of Operations

The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the three months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,
	2003		2002
Revenue:
Revenue	$24,782	66.6%	$32,479	66.7%
Revenue from WorldCom	12,436	33.4	16,214	33.3

Total revenue	37,218	100.0	48,693	100.0

Costs and expenses:
Cost of operations	1,890	5.1	3,440	7.1
Cost of services	19,154	51.4	23,008	47.3
Selling, general and administrative	14,798	39.8	20,860	42.8
Provision for (recovery of) doubtful accounts	(787)	(2.1)	740	1.5
Provision for doubtful accounts for WorldCom	—	—	17,670	36.3
Deferred compensation	—	—	396	0.8
Impairment loss	—	—	56,990	117.0
Depreciation and amortization	23,197	62.3	42,084	86.4

Total costs and expenses	58,252	156.5%	165,188	339.2%

Loss from operations	(21,034)	(56.5)	(116,495)	(239.2)

Other income (expense):
Interest expense	(2,008)	(5.4)	(2,143)	(4.4)
Interest income and other	111	0.3	135	0.3

Net loss	$(22,931)	(61.6)%	$(118,503)	(243.3)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue

Total revenue decreased 23.6% to $37.2 million in the second quarter of 2003 compared to $48.7 million for the same period in 2002. The decrease is primarily due to a reduction in our customer base, and a reduction in services provided to these customers. Our installed base of servers has decreased 22.9% to 2,949 at June 30, 2003 from 3,827 at June 30, 2002, including a decrease of 14.7% in our WorldCom servers, to 969 at June 30, 2003 from 1,136 at June 30, 2002. The average monthly revenue per server decreased 11.0% to $3,938 as of June 30, 2003 from $4,427 as of June 30, 2002. All revenue from WorldCom in both periods was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended June 30, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Revenue was reduced by $0.4 million in the second quarter of 2003 for WorldCom’s share in the net operating income related to activity under the sales channel agreement. Revenue was not reduced for this reason in the prior year quarter, as there was a net loss related to activity under the sales channel agreement. Included in our revenue for the three months ended June 30, 2003 is $0.5 million in early termination fees as compared to $0.6 million for the same period in 2002.

Cost of Operations

Cost of operations decreased 45.1% to $1.9 million in the second quarter of 2003 compared to $3.4 million for the same period in 2002. The decrease is primarily due to lower network costs resulting from negotiation of lower rates from our suppliers, and a decrease in network lines. As a percentage of revenue, cost of operations was decreased to 5.1% in the second quarter of 2003 compared to 7.1% for the same period in 2002.

Cost of Services

Cost of services decreased 16.8% to $19.2 million in the second quarter of 2003 compared to $23.0 million for the same period in 2002. The decrease is primarily related to reduced employee-related costs associated with a smaller workforce compared to the prior year, a reduction in rent expense and utilities related to vacated office space, and a reduction in maintenance costs. As a percentage of revenue, total cost of services increased to 51.4% in the second quarter of 2003 compared to 47.3% for the same period in 2002.

Selling, General and Administrative

Selling, general and administrative expenses decreased 29.1% to $14.8 million in the second quarter of 2003 compared to $20.9 million for the same period in 2002. The decrease was primarily attributable to a large decrease in payroll and other employee-related costs as a result of continued downsizing of the workforce, a reduction in rent expense and utilities related to vacated office space, a reduction in expenses for outside professional fees, and a decrease in advertising expenses. As a percentage of revenue, total selling, general and administrative expenses decreased to 39.8% in the second quarter of 2003 compared to 42.8% in the same period in 2002, primarily due the aforementioned workforce, operations, and support costs.

Provision for (Recovery of) Doubtful Accounts

In the prior year quarter we recorded a provision for doubtful accounts related to non-WorldCom customers in the amount of $0.7 million. Many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services in the prior year quarter. Also contributing to the decrease in the provision for doubtful accounts is our improved collections of accounts receivable. Due to the continued favorable results in collecting our accounts receivable, we concluded that our allowance for doubtful accounts should be adjusted downward. The result is a recovery of $0.8 million of prior provision for doubtful accounts.

Provision for Doubtful Accounts for WorldCom

In the prior year quarter, we recorded a provision for doubtful accounts related to WorldCom in the amount of $17.7 million due to the events surrounding WorldCom’s planned restatement of its financial results and subsequent bankruptcy filing. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection.

Deferred Compensation

In the prior year quarter, we recorded $0.4 million in deferred compensation expense, representing the amortization of in-the-money stock options of certain employees. In July 2002, we expensed the remaining deferred compensation, as all options became immediately vested upon the one-year anniversary of the WorldCom-Intermedia merger.

Impairment Loss

Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that carrying value of such assets may not be recoverable. In the prior year quarter, we recognized an impairment loss related to our long-lived assets of $57.0 million, of which $55.4 million relates to property and equipment and $1.6 million relates to identifiable intangible assets. No impairment charge was recognized in the quarter ended June 30, 2003.

Depreciation and Amortization

Depreciation and amortization expenses decreased 44.9% to $23.2 million in the second quarter of 2003 compared to $42.1 million for the same period in 2002. The decrease is principally due to the fact that we recognized an impairment of certain long-lived assets at the end of the second quarter of 2002 (see “Impairment Loss” above) and impairments to equipment sold to outside parties in 2003, which has significantly lowered our depreciable asset base, and lower capital spending in 2003.

Interest Expense

Interest expense decreased 6.3% to $2.0 million in the second quarter of 2003 compared to $2.1 million for the same period in 2002. The decrease resulted primarily from the decrease in average interest rates from the second quarter of 2002 to the second quarter of 2003.

Interest Income and Other

Interest income and other decreased 17.8% from the second quarter of 2002 compared to the same period in 2003. The decrease resulted principally from falling interest rates during the period.

The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the six months ended June 30, 2003 and 2002, respectively.

	Six Months Ended June 30,
	2003		2002
Revenue:
Revenue	$52,194	67.7%	$73,347	73.0%
Revenue from WorldCom	24,852	32.3	27,103	27.0

Total revenue	77,046	100.0	100,450	100.0

Costs and expenses:
Cost of operations	5,200	6.8	7,728	7.7
Cost of services	39,860	51.7	48,078	47.9
Selling, general and administrative	29,488	38.3	48,871	48.7
Provision for (recovery of) doubtful accounts	(662)	(0.9)	2,005	2.0
Provision for doubtful accounts for WorldCom	—	—	18,578	18.5
Deferred compensation	—	—	993	0.9
Impairment loss	—	—	56,990	56.6
Depreciation and amortization	48,389	62.8	82,307	81.9

Total costs and expenses	122,275	158.7%	265,550	264.4%

Loss from operations	(45,229)	(58.7)	(165,100)	(164.4)

Other income (expense):
Interest expense	(4,071)	(5.3)	(4,135)	(4.1)
Interest income and other	250	0.3	296	0.3

Loss before cumulative effect of change in accounting principle	(49,050)	(63.7)	(168,939)	(168.2)
Cumulative effect of change in accounting principle	(869)	(1.1)	—	—

Net loss	$(49,919)	(64.8)%	$(168,939)	(168.2)%

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue

Total revenue decreased 23.3% to $77.0 million for the six months ended June 30, 2003 compared to $100.5 million for the same period in 2002. The decrease is primarily due to a reduction in our customer base, and a reduction in services provided to these customers. Our installed base of servers has decreased 22.9% to 2,949 at June 30, 2003 from 3,827 at June 30, 2002, including a decrease of 14.7% in our WorldCom servers, to 969 at June 30, 2003 from 1,136 at June 30, 2002. The average monthly revenue per server decreased 11.0% to $3,938 as of June 30, 2003 from $4,427 as of June 30, 2002. All revenue from WorldCom in both periods was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the six months ended June 30, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Revenue was reduced by $0.8 million in the six months ended June 30, 2003 for WorldCom’s share in the net operating income related to activity under the sales channel agreement. Revenue was not reduced for this reason in the prior year period, as there was a net loss related to activity under the sales channel agreement. Included in our revenue for the six months ended June 30, 2003 is $1.3 million in early termination fees as compared to $2.9 million for the same period in 2002.

Cost of Operations

Cost of operations decreased 32.7% to $5.2 million for the six months ended June 30, 2003 compared to $7.7 million for the same period in 2002. The decrease is primarily due to lower network costs resulting from negotiation of lower rates from our suppliers, and a decrease in network lines. As a percentage of revenue, cost of operations decreased to 6.8% for the six months ended June 30, 2003 compared to 7.7% for the same period in 2002 as a result of improved network utilization.

Cost of Services

Cost of services decreased 17.1% to $39.9 million for the six months ended June 30, 2003 compared to $48.1 million for the same period in 2002. The decrease was primarily related to a reduction in payroll-related costs associated with a smaller workforce compared to 2002, a reduction in rent expense and utilities related to vacated office space, and a reduction in maintenance costs. As a percentage of revenue, total cost of services increased to 51.7% for the six months ended June 30, 2003 compared to 47.9% for the same period in 2002.

Selling, General and Administrative

Selling, general and administrative expenses decreased 39.7% to $29.5 million for the six months ended June 30, 2003 compared to $48.9 million for the same period in 2002. The decrease was primarily attributable to a large decrease in payroll and other employee-related costs as a result of continued downsizing of the workforce, a reduction in rent expense and utilities related to vacated office space, a reduction in expenses for outside professional fees, and a decrease in advertising expenses. As a percentage of revenue, total selling, general and administrative expenses decreased to 38.3% for the six months ended June 30, 2003 compared to 48.7% in the same period in 2002.

Provision for (Recovery of) Doubtful Accounts

Provision for doubtful accounts, other than doubtful accounts for WorldCom, decreased to $(0.7) million for the six months ended June 30, 2003 compared to $2.0 million for the same period in 2002. Many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services in the prior year quarter. Also contributing to the decrease in the provision for doubtful accounts is our improved collections of accounts receivable. Due to the continued favorable results in collecting our accounts receivable, we concluded that our allowance for doubtful accounts should be adjusted downward. The result is a recovery of $0.7 million of prior provision for doubtful accounts.

Provision for Doubtful Accounts for WorldCom

In the prior year period, we recorded a provision for doubtful accounts related to WorldCom in the amount of $18.6 million due to the events surrounding WorldCom’s planned restatement of its financial results and subsequent bankruptcy filing. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection.

Deferred Compensation

In the prior year period, we recorded $1.0 million in deferred compensation expense, representing the amortization of in-the-money stock options of certain employees. In July 2002, we expensed the remaining deferred compensation, as all options became immediately vested upon the one-year anniversary of the WorldCom-Intermedia merger.

Impairment Loss

Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that carrying value of such assets may not be recoverable. In the prior year quarter, we recognized an impairment loss related to our long-lived assets of $57.0 million, of which $55.4 million relates to property and equipment and $1.6 million relates to identifiable intangible assets. No impairment charge was recognized in the six months ended June 30, 2003.

Depreciation and Amortization

Depreciation and amortization expenses decreased 41.2% to $48.4 million for the six months ended June 30, 2003 compared to $82.3 million for the same period in 2002. The decrease is principally due to the fact that we recognized an impairment of certain long-lived assets at the end of the second quarter of 2002 (see “Impairment Loss” above) and impairments to equipment sold to outside parties in the first quarter of 2003, which has significantly lowered our depreciable base, and lower capital spending in 2003.

Interest Expense

Interest expense decreased 1.5% for the six months ended June 30, 2003 compared to the same period in 2002. The decrease resulted primarily from the decrease in average interest rates from the first half of 2002 to the first half of 2003.

Interest Income and Other

Interest income and other decreased 15.5% for the six months ended June 30, 2003 compared to the same period in 2002. The decrease resulted principally from falling interest rates during the period.

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

Liquidity and Capital Resources

Cash Flows

Net cash provided by (used in) operating activities was $13.2 million and $(3.5) million during the six months ended June 30, 2003 and 2002, respectively. We experienced positive cash flow from operations in the first six months of 2003 primarily due to lower costs associated with a reduced workforce, and reduction of other operating costs in aligning our expenses with our revenues. Net cash used for operating activities in the six months ended June 30, 2002 was primarily the result of operating losses and changes in working capital. Had we paid interest on notes payable potentially due to WorldCom through June 30, 2003, our net cash provided by operating activities for the six months ended June 30, 2003 would have been reduced by approximately $1.8 million to $11.4 million.

Net cash used for investing activities was $4.3 million and $22.8 million during the six months ended June 30, 2003 and 2002, respectively. We have reduced our capital expenditures in 2003 in accordance with our business needs, current economic conditions, redeployed hardware program, and third party leasing. In March 2003, the beneficiary of a letter of credit of approximately $1.0 million held by us to secure a real estate lease exercised its right to draw on the letter of credit and to hold the drawn funds as security until a replacement letter of credit could be issued. As a result, we reclassified approximately $1.0 million of cash collateral that secured the letter of credit from “Restricted investments” to “Prepaid expenses and other current assets” in our balance sheet upon the notification of the draw. In June 2003, we obtained a substitute letter of credit that was collateralized with $875,000 in cash. The beneficiary accepted this substitute letter of credit and returned the funds drawn in July 2003. Subsequent to June 30, 2003, another beneficiary of a letter of credit in the amount of $2.0 million held by us to secure a real estate lease exercised its right to draw on the letter of credit. We are attempting to obtain a substitute letter of credit as of the date of filing of this Form 10-Q.

Net cash (used in) provided by financing activities was $(7.3) million and $18.8 million during the six months ended June 30, 2003 and 2002, respectively. Net cash used in financing activities in the first six months of 2003 represents $4.3 million in principal payments on outstanding notes payable to Intermedia, and approximately $3.0 million of other debt and capital lease payments. Net cash provided by financing activities in the 2002 period resulted principally from proceeds from our notes payable issued to Intermedia offset by payments on a long-term note payable to Prince George’s County Economic Development Corporation and increased capital lease obligations. Had we paid principal payments on notes payable potentially due to WorldCom through June 30, 2003, our net cash used in financing activities for the six months ended June 30, 2003 would have increased by approximately $(8.5) million to $(15.8) million.

We currently project continued losses and overall cash flow deficits due to declining recurring revenue caused by an increase in customer attrition and a decrease in the amount of services provided to customers. Without receiving payment for our proofs of claim and/or obtaining the right of offset between the amounts due to us from WorldCom and the amounts due to WorldCom under the note purchase agreements, we may not have sufficient cash to meet our projected needs for debt service, working capital and capital expenditures through the end of 2003. Even if our proofs of claim and offset rights are resolved in a satisfactory manner to us, we estimate that, without funding from new sources, we will run out of cash during the first quarter of 2004. Efforts to attract new financing have been unsuccessful to date.

In connection with our proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, as of July 31, 2003, we have withheld principal and interest payments under the funding agreements totaling $12.9 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to us withholding these amounts, but has expressed its intent to resolve these issues with us. Although we have not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, we have classified all outstanding notes payable as current obligations at June 30, 2003.

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

In 2002 and 2001, we issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million to satisfy our net cash requirements under our approved 2002 and 2001 business plans. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.7% through June 30, 2003 and 5.1% through June 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.0 million and $2.1 million for the three and six months ended June 30, 2003, respectively, and $1.1 and $1.9 for the three and six months ended June 30, 2002, respectively. On December 11, 2002, we notified WorldCom and Intermedia that we had elected to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. Through June 30, 2003, we have paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

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

On January 14, 2002, we entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.9% through June 30, 2003 and 5.3% through June 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.2 and $0.5 million in the three and six months ended June 30, 2003, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2002, respectively. Through June 30, 2003, we have paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

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

Subject to the terms of the loan agreements and the approval by the State of Maryland and/or Prince George’s County, on or after January 1, 2005, we were eligible for an additional loan of $1.0 million under the Sunny Day Fund initiative from the State of Maryland and/or $100,000 from Prince George’s County to finance a portion of the cost of acquiring equipment and constructing facilities within Prince George’s County, Maryland. We have notified the State of Maryland and Prince George’s County that we will not pursue the additional loans under these agreements.

In July 2002, we received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program (MITP) initiative. Repayment of principal will be deferred each year through December 31, 2005 if we maintain at least 1,290 permanent, full time employees at any of our Maryland facilities during the three-year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon our achievement of certain requirements. In accordance with the grant agreement, we will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever we default in performance or fail to cure such a default within a ten-day period after receipt of default notification. Based on the number of Digex permanent, full-time employees as of December 31, 2002, we were not in compliance for deferring full repayment of the loan at December 31, 2002. As a result, the $150,000 loan has been classified as a current liability as of June 30, 2003 and December 31, 2002.

In 2001 and 2002, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of June 30, 2003, we acquired $12.5 million of computer equipment and maintenance services under these leasing and financing arrangements.

Contractual Obligations and Contingent Commitments

Our contractual obligations and contingent commitments as of June 30, 2003 are aggregated below (in thousands):

		Amounts due by period
	Total	Less than 1 year	1—3 years	4 –5 years	Thereafter
Contractual obligations:
Notes payable to Intermedia	$122,942	$122,942	$—	$—	$—
Notes payable to third parties	3,636	3,636	—	—	—
Capital lease obligations	35,545	8,264	9,800	10,093	7,388
Operating leases	15,777	3,564	6,502	3,610	2,101

Contingent Commitments:
Redeemable preferred stock	50,000	50,000	—	—	—
Employee retention bonuses	12,203	12,203	—	—	—

Total	$240,103	$200,609	$16,302	$13,703	$9,489

We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 10 years. Refer also to the notes to our consolidated financial statements in our Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003, for discussion of our capital and operating leases.

We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of June 30, 2003, the potential retention bonus pool payable in 2003 under these agreements totaled $12.2 million, of which $9.3 million (excluding additional reserves of approximately $1.2 million) and $6.8 million (excluding additional reserves of approximately $1.1 million) was accrued as of June 30, 2003 and December 31, 2002, respectively. There is a risk that the executive officers and key employees covered by these agreements may choose to terminate their employment with us after November 1, 2003.

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

The liquidity issues discussed above raise substantial doubt about our ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Our ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the proofs of claim with WorldCom, resolution of WorldCom’s proposed tender offer and future revenue retention and growth plans.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted the provisions of SFAS No. 143 as of January 1, 2003. Refer to Note 2 “Summary of Significant Accounting Policies—Asset Retirement Obligations” to the unaudited consolidated financial statements set forth elsewhere herein for the disclosures required by SFAS No. 143.

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

We account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 148. Refer to Note 2 “Summary of Significant Accounting Policies—Stock-Based Compensation” to the unaudited consolidated financial statements set forth elsewhere herein for the disclosures required by SFAS No. 148.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (the third quarter of 2003). We will adopt this accounting standard in the third quarter of 2003, and do not expect that it will have a material impact on our financial statements.

Information Regarding Forward-Looking Statements

The information set forth above in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as “estimates”, “projects”, “anticipates”, “expects”, “intends”, “believes”, or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. This report includes forward-looking statements, which could differ from actual results. See “Risk Factors” in our Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

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

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In February 2003, Digex was sued by Computer Associates International, Inc. The complaint alleges breach of contract on the part of Digex, and seeks damages of $6,427,815.90. This matter is in its initial stages. Although Digex is not able to predict with any reasonable certainty the likely outcome of this arbitration, Digex believes that Computer Associates’ complaint is without merit and Digex has filed a counterclaim for damages exceeding amounts sought by Computer Associates in the litigation.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certification – Chief Executive Officer

32.2	Section 1350 Certification – Chief Financial Officer

(b)    Reports on Form 8-K

The following report on Form 8-K of Digex was filed during the second quarter of 2003:

Digex filed a Current Report on Form 8-K, dated May 19, 2003, reporting under Item 5 the issuance of a press release discussing Digex’s first quarter 2003 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGEX, INCORPORATED (Registrant)

By:	/s/ T. SCOTT ZIMMERMAN

T. Scott Zimmerman Senior Vice President and Chief Financial Officer

By:	/s/ ELIZABETH A. HAIGHT

Elizabeth A. Haight Vice President and Controller

Dated:    August 14, 2003