Form 10-Q
period 2003-09-30
DIGEX INC/DE
filed 2003-11-14
CIK 1085098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

As of October 31, 2003, there were 25,519,461 and 39,350,000 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively.

DIGEX, INCORPORATED

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Revenue	$22,903	$30,721	$75,097	$104,068
Revenue from WorldCom	10,134	12,431	34,986	39,534

Total revenue	33,037	43,152	110,083	143,602
Costs and expenses:
Cost of operations	1,898	2,988	7,098	10,716
Cost of services	17,689	19,465	57,549	67,543
Selling, general and administrative	14,291	15,459	43,779	64,330
Provision for (recovery of) doubtful accounts	—	740	(662)	2,745
Provision for doubtful accounts for WorldCom	—	—	—	18,578
Deferred compensation	—	2,610	—	3,603
Impairment loss	—	—	—	56,990
Depreciation and amortization	23,627	36,899	72,016	119,206

Total costs and expenses	57,505	78,161	179,780	343,711

Loss from operations	(24,468)	(35,009)	(69,697)	(200,109)
Other income (expense):
Interest expense	(1,932)	(2,279)	(6,003)	(6,414)
Interest income and other	91	138	341	434

Loss before cumulative effect of change in accounting principle	(26,309)	(37,150)	(75,359)	(206,089)
Cumulative effect of change in accounting principle	—	—	(869)	—

Net loss	(26,309)	(37,150)	(76,228)	(206,089)
Accretion of preferred stock discount	(503)	(504)	(1,509)	(2,013)

Net loss available to common stockholders	$(26,812)	$(37,654)	$(77,737)	$(208,102)

Loss per common share— basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.41)	$(0.58)	$(1.19)	$(3.22)

Cumulative effect of change in accounting principle	$—	$—	$(0.01)	$—

Net loss per common share	$(0.41)	$(0.58)	$(1.20)	$(3.22)

Pro forma net loss and loss per common share, assuming the accounting change is applied retroactively:
Net loss available to common stockholders		$(37,720)		$(208,298)

Net loss per common share		$(0.58)		$(3.22)

Shares used in computing basic, diluted and pro forma net loss per share	64,869,461	64,869,461	64,869,461	64,628,474

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,495	$20,897
Restricted investments	876	3,059
Accounts receivable, net of allowance of $2,099 in 2003 and $3,563 in 2002	8,095	12,165
Due from WorldCom, net of allowance of $18,264 in 2003 and 2002	—	—
Deferred costs	3,010	4,908
Notes receivable from employees	5,784	6,008
Prepaid expenses and other current assets	5,142	5,999

Total current assets	44,402	53,036
Property and equipment, net	85,273	149,195
Goodwill, net	11,880	11,880
Intangible assets, net	3,656	4,388
Other assets	3,893	2,340

Total assets	$149,104	$220,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$45,329	$38,510
Due to WorldCom	18,279	11,557
Current portion of deferred liabilities	3,342	5,071
Current portion of notes payable	3,622	209
Current portion of notes payable to Intermedia	122,942	50,550
Current portion of capital lease obligations	5,347	6,374

Total current liabilities	198,861	112,271
Deferred liabilities	1,348	1,680
Other long-term liabilities	1,469	—
Notes payable	—	3,299
Notes payable to Intermedia	—	76,650
Capital lease obligations	20,459	23,989

Total liabilities	222,137	217,889

Commitments and contingencies:
Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized; 100,000 shares designated as Series A Convertible; 50,000 Series A Convertible shares issued and outstanding in 2003 and 2002 (aggregate liquidation preference of $50,000)	47,484	45,748
Stockholders’ deficit:
Class A common stock, $.01 par value; 100,000,000 shares authorized; 25,519,461 shares issued and outstanding in 2003 and 2002	255	255
Class B common stock, $.01 par value; 50,000,000 shares authorized; 39,350,000 shares issued and outstanding in 2003 and 2002	394	394
Additional capital	585,610	587,119
Accumulated deficit	(706,789)	(630,561)
Accumulated other comprehensive income (loss)	13	(5)

Total stockholders’ deficit	(120,517)	(42,798)

Total liabilities and stockholders’ deficit	$149,104	$220,839

See accompanying notes to consolidated financial statements.

DIGEX, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(76,228)	$(206,089)
Cumulative effect of change in accounting principle	869	—

Loss before cumulative effect of change in accounting principle	(75,359)	(206,089)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	72,016	119,206
Impairment loss	—	56,990
Provision for (recovery of) doubtful accounts	(662)	2,745
Provision for doubtful accounts for WorldCom	—	18,578
Amortization of deferred compensation	—	3,603
Accretion expense on asset retirement obligation	122	—
Accretion of interest on note payable and capital lease obligations	158	150
Changes in operating assets and liabilities:
Accounts receivable	4,732	8,798
Due to (from) WorldCom, net	6,722	(2,759)
Deferred costs	1,898	1,374
Prepaid expenses and other current assets	857	1,266
Notes receivable from employees	224	789
Other assets	(1,553)	257
Accounts payable and accrued expenses	6,819	(6,225)
Deferred liabilities	(2,061)	(1,926)

Net cash provided by (used in) operating activities	13,913	(3,243)
Investing activities:
Purchases of property and equipment	(7,176)	(25,620)
Purchase of restricted investments	(875)	(61)
Maturity of restricted investments	3,058	122
Proceeds from sale of property and equipment	555	346

Net cash used in investing activities	(4,438)	(25,213)
Financing activities:
Proceeds from issuances of notes payable	—	37,350
Payments on notes payable to Intermedia	(4,258)	—
Principal payments on notes payable and capital lease obligations	(4,637)	(4,822)

Net cash (used in) provided by financing activities	(8,895)	32,528
Effect of exchange rate on cash and cash equivalents	18	(119)

Net increase in cash and cash equivalents	598	3,953
Cash and cash equivalents at beginning of period	20,897	12,096

Cash and cash equivalents at end of period	$21,495	$16,049

Supplemental disclosures of cash flow information:
Interest paid	$3,259	$1,273
Assets purchased with equipment credits granted in connection with the issuance of preferred stock	227	6,195
Assets acquired through capital leases	36	6,687

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

On July 1, 2001, a wholly-owned subsidiary of WorldCom, Inc. (“WorldCom”) merged with and into Intermedia, with Intermedia continuing as the surviving corporation as a subsidiary of WorldCom (the “Intermedia-WorldCom Merger”). As a result of the Intermedia-WorldCom Merger, WorldCom owns all of the capital stock of Intermedia, other than its 13 1/2% series B preferred stock, and approximately 90% of the voting securities of Intermedia. WorldCom has an indirect controlling interest of Digex through Intermedia as Intermedia owns approximately 60.7% of Digex’s equity interests and controls 93.9% of Digex’s voting interests, calculated based on total common stock outstanding, as of September 30, 2003.

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

Recent Events Related to WorldCom and Digex

In October 2002, Digex’s board of directors formed a Special Committee to explore strategic alternatives, including a possible sale of the company. The Special Committee, comprised of independent directors, retained Lane, Berry & Co. International (“Lane Berry”) to act as its financial advisor during the strategic alternative process. As a result of this process, a formal proposal to purchase Digex was received from one external party. Upon review of the offer by members of the Special Committee and Lane Berry, the offer was deemed to be undervalued and it was rejected. No other external offers to purchase the company were received as a result of the strategic alternative process.

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

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On August 27, 2003, WorldCom and Digex announced that WorldCom had commenced a tender offer to purchase all of Digex’s outstanding shares of Class A Common Stock not already owned by WorldCom and its subsidiaries for $0.80 per share net to the seller in cash (the “Offer”).

The Special Committee has unanimously determined that the terms of the Offer are fair to, and in the best interests of, the unaffiliated holders of Class A Common Stock of Digex, and approved the Offer and recommended that holders of the Class A Common Stock accept the Offer and tender their shares. The Special Committee received a written opinion, dated August 25, 2003, from Lane Berry to the effect that, as of such date and subject to the assumptions and limitations contained in the opinion, the consideration to be received in the Offer by the unaffiliated holders of Class A Common Stock of Digex was fair to such holders from a financial point of view.

On October 24, 2003, WorldCom announced that it had entered into agreements with David J. Greene & Company LLC and JMB Capital Partners, L.P., stockholders of Digex, to tender all of the shares of Class A common stock of Digex owned by them into the Offer conditioned upon WorldCom increasing the Offer price from $0.80 per share net to the seller in cash to $1.00 per share net to the seller in cash.

On October 29, 2003, WorldCom announced that the U.S. Bankruptcy Court for the Southern District of New York granted approval for WorldCom to increase the Offer price to $1.00 per share net to the seller in cash from the previous Offer price of $0.80 per share net to the seller in cash. That day, WorldCom so increased the Offer and announced us that it would extend the expiration of the Offer until 5:00 p.m., New York City time, on November 14, 2003. Subsequently, WorldCom advised us that David J. Green & Company and JMB Capital tendered an aggregate of approximately 7.2 million shares of Digex’s Class A common stock into the offer.

Digex’s revenues have been negatively impacted by both the market and the issues surrounding WorldCom’s bankruptcy. Even though Digex has successfully implemented a number of expense reduction initiatives, Digex needs to grow its revenues, either from existing customers or new customers. Digex’s 2003 business plan requires funding to support its cash needs for operations and debt repayment. The timing and amount of Digex’s funding needs can and will materially change due to the uncertainties surrounding WorldCom, changes in the economy, changes to Digex’s target market, Digex’s ability to execute on its business plan, and the outcome of the Offer, among other factors.

The funding agreement Digex had in place with WorldCom expired on December 31, 2002 and Digex currently does not have other funding arrangements in place. However, Digex has not borrowed funds from WorldCom since July 2002. Although Digex has had, through the Special Committee of its board of directors, discussions with potential funding sources, there can be no assurance that Digex will be successful in obtaining funding for its 2003 requirements. Additionally, Digex has filed proofs of claim in the WorldCom bankruptcy proceedings for more than $157 million of claims related to the amounts due to Digex from WorldCom under the Digex-WorldCom Master Channel Agreement (“Master Channel Agreement”), along with other pre-petition amounts due to Digex from WorldCom (see Note 7). Some portion of those claims may entitle Digex to set off those amounts against amounts due to WorldCom. WorldCom has informed Digex that it believes the Digex proofs of claim are worth substantially less than $157 million, due in part to the provisions in the Master Channel Agreement for the sharing of operating results (EBITDA) from the channel. In connection with Digex’s proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, as of October 31, 2003, Digex has withheld principal and interest payments under the funding agreements totaling $20.5 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to Digex withholding these amounts, but has expressed its intent to resolve these issues with Digex. Although Digex has not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, the Company has classified all outstanding notes payable as current obligations at September 30, 2003.

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

The liquidity issues discussed above raise substantial doubt about Digex’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Digex’s ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the proofs of claim with WorldCom, resolution of the Offer and future revenue retention and growth plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss available to common stockholders, as reported (1)	$(26,812)	$(37,654)	$(77,737)	$(208,102)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (2) (3)	—	(28,933)	—	(37,013)

Pro forma net loss available to common stockholders	$(26,812)	$(66,587)	$(77,737)	$(245,115)

Net loss per common share:
Basic and diluted—as reported	$(0.41)	$(0.58)	$(1.20)	$(3.22)

Basic and diluted—pro forma	$(0.41)	$(1.03)	$(1.20)	$(3.79)

(1)	Reported net loss includes stock-based employee compensation costs, net of tax, of $0.0 million for the three and nine month periods ended September 30, 2003, and $2.6 million and $3.6 million for the three and nine month periods ended September 30, 2002, respectively.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Amounts are net of stock-based employee compensation costs recorded under the provisions of APB Opinion No. 25 and related tax effects.
(3)	All outstanding options became fully vested in July 2002 one year following the Intermedia-WorldCom Merger. Additionally, no options have been granted since January 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least once a year based upon estimated fair value. Digex adopted the provisions of SFAS No. 142, effective January 1, 2002, and ceased amortization of amounts assigned to goodwill and acquired workforce. The net book value of goodwill and acquired workforce at September 30, 2003 was approximately $11.9 million.

Digex completed its fair value assessment of goodwill as of July 1, 2003. Pursuant to an independent appraisal, Digex determined that goodwill was not impaired as of July 1, 2003. Digex has elected to assess impairment of goodwill annually as of July 1st, unless events or changes in circumstances indicate a more frequent review is necessary. Any impairment then identified would be recorded in operations in the period in which the impairment is identified.

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

For the three and nine month periods ending September 30, 2003, Digex recorded accretion expense related to the asset retirement obligation of approximately $33,000 and $122,000, respectively, and depreciation expense of approximately $15,000 and $66,000, respectively, for the costs capitalized related to the asset retirement obligation. In the third quarter of 2003, Digex vacated one of its leased data center facilities, which it subleased from WorldCom. Digex had recorded an estimated liability of approximately $148,000 to return the leased property to its original condition. WorldCom informed Digex that Digex would not be required to return the leased property to its original condition. Accordingly, Digex reduced its estimated liability for asset retirement costs by approximately $148,000, and reduced the net book value of the asset retirement related asset to $0. Digex recorded a net gain for the reversal of the liability of approximately $91,000 in the three months ended September 30, 2003 as a result of these transactions.

The following table provides a roll-forward of Digex’s asset retirement obligations (in thousands):

Obligation at December 31, 2002	Liabilities Recognized in Transition	Adjustments	Accretion Expense	Obligation at September 30, 2003
$—	$1,495	$(148)	$122	$1,469

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. Digex adopted this standard in the third quarter of 2003, and it has not had a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (the third quarter of 2003). Digex adopted this accounting standard in the third quarter of 2003, and it has not affected the classification of the series A redeemable, convertible preferred stock in the consolidated financial statements.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Comprehensive Loss

The following table reflects the calculation of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss available to common stockholders	$(26,812)	$(37,654)	$(77,737)	$(208,102)
Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(240)	18	(119)

Comprehensive loss available to common stockholders	$(26,951)	$(37,894)	$(77,719)	$(208,221)

4. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Notes payable to Intermedia	$122,942	$127,200
Note payable to State of MD—Sunny Day Fund	3,307	3,150
Note payable to State of MD—MITP	150	150
Note payable to Prince George’s County	165	208

Total notes payable, including current portion	126,564	130,708
Less: current portion	(126,564)	(50,759)

Long-term notes payable	$—	$79,949

In connection with Digex’s proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, as of October 31, 2003, Digex has withheld principal and interest payments under the funding agreements totaling $20.5 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to Digex withholding these amounts, but has expressed its intent to resolve these issues with Digex. Although Digex has not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, the Company has classified all outstanding notes payable as current obligations at September 30, 2003.

For a discussion of the notes payable to Intermedia, see Note 7 below.

5. Commitments and Contingencies

On August 1, 2002, the law firm of Richards Layton & Finger (“Richards Layton”) requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 each to Richards Layton and a second law firm, Cahill Gordon & Reindel, LLP (“Cahill Gordon”), in connection with their representation of the former Special Committee (“FSC”) of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the “Shareholder Action”). The request sought modification of a Chancery Court order of July 29, 2002 (the “Order”), which required WorldCom to pay $1,860,187.14 to reimburse certain expenses approved by the FSC pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevented immediate enforcement of the Order against WorldCom, Richards Layton sought the requested modification to obtain payment directly from Digex. On August 23, 2002, the Chancery Court denied Richards Layton’s request on the grounds that WorldCom’s bankruptcy, commenced before the issuance of the Order, deprived the Chancery Court of authority to adjudicate WorldCom’s liability for expenses of the FSC, and, therefore, rendered the Order void ab initio. The FSC subsequently sought leave of the Bankruptcy Court to pursue collection of the expenses from Digex notwithstanding the WorldCom bankruptcy. By order dated January 30, 2003, the Bankruptcy Court denied that request on the grounds that (i) the Chancery Court had correctly determined that the Order was void ab initio and (ii) separate proceedings seeking payment of the expenses directly by Digex would “necessarily implicate WorldCom because of the interrelationship of the parties in the underlying dispute.”

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

6. Restructuring Charges

In the three months ended September 30, 2003, Digex revised estimates of potential sublease income, based on current real estate activity, related to leased office properties which have been permanently vacated. As a result, Digex recorded an expense of approximately $0.5 million (included in the income statement caption “Selling, general and administrative”), and thereby increased its restructuring reserves by the same amount in September 2003. In the three months and nine months ended September 30, 2003, Digex paid approximately $0.4 million and $1.2 million, respectively, in lease costs for office properties which have been permanently vacated. As of September 30, 2003 and December 31, 2002, Digex has $3.1 million and $3.8 million, respectively, accrued in the caption “Accounts payable and accrued expenses” of its consolidated balance sheet to account for future obligations for severance benefits and permanently vacated office properties. The following table provides a roll-forward of Digex’s restructuring liabilities (in thousands):

	Reserve at December 31, 2002	Accrual	Cash Paid	Reserve at September 30, 2003
Severance benefits	$326	$—	$—	$326
Other exit costs	3,514	509	(1,213)	2,810

Total restructuring charges	$3,840	$509	$(1,213)	$3,136

7. Related Party Agreements

WorldCom

In connection with the Intermedia-WorldCom Merger and the settlement of related litigation, Digex and certain subsidiaries of WorldCom entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, will expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom’s bankruptcy filing progresses. The principal terms of the agreements are as follows:

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

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Digex recognized revenue from WorldCom of $10.1 million and $35.0 million for the three and nine months ended September 30, 2003, respectively, and $12.4 million and $39.5 million for the three and nine months ended September 30, 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months and nine months ended September 30, 2003 and 2002, respectively, resulted from actual managed hosting services purchased for resale by WorldCom.

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

Funding Agreement. Refer to “Borrowings from Related Parties” below.

Facilities Agreement. Effective January 1, 2001, managed Web hosting facilities for Digex were built in several WorldCom data centers in the United States and around the world. Digex has leased space from WorldCom at these data centers based on customer demand. The expense for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $0.3 million and $1.2 million for the three and nine months ended September 30, 2003, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2002, respectively.

Network Agreement. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The expense for the dedicated Internet connections and WorldCom network services amounted to $0.5 million and $1.5 million for the three and nine months ended September 30, 2003, respectively, and $0.6 million and $2.3 million for the three and nine months ended September 30, 2002, respectively.

WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, including facilities, telephone, and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Other circuit related expense	$35	$1,136	$1,303	$4,438
Telephone expense	124	1,078	422	2,846
Rent expense	123	161	364	544

	$282	$2,375	$2,089	$7,828

In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for the three months and nine months ended September 30, 2003 and 2002 presented above.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In 2002 and 2001, Digex issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million to satisfy Digex’s net cash requirements under its approved 2002 and 2001 business plans. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.6% through September 30, 2003 and 5.0% through September 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively, and $1.2 and $3.0 for the three and nine months ended September 30, 2002, respectively. On December 11, 2002, Digex notified WorldCom and Intermedia that it had elected to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. Through September 30, 2003, Digex has paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

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

On January 14, 2002, Digex entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.8% through September 30, 2003 and 5.2% through September 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3 and $0.8 million in the three and nine months ended September 30, 2003, respectively, and $0.3 million and $0.9 million in the three and nine months ended September 30, 2002, respectively. Through September 30, 2003, Digex has paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

Notes Receivable from Employees

Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $5.8 million and $6.0 million as of September 30, 2003 and December 31, 2002, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not been made and are not permitted.

DIGEX, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive a bonus (1) if he or she is actively employed with Digex through and including November 1, 2003 or (2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of September 30, 2003 and December 31, 2002, the potential retention bonus payable in November 2003 under these agreements totaled $12.2 million, of which $10.5 million (excluding additional reserves of approximately $1.3 million) and $6.8 million (excluding additional reserves of approximately $1.1 million) was accrued as of September 30, 2003 and December 31, 2002, respectively. There is a risk that the executive officers and key employees covered by these agreements may choose to terminate their employment with Digex after November 1, 2003.

8. Subsequent Events

Digex made personal loans to various executive officers and employees in November 2001 and February 2002. Amounts outstanding, net of reserves for doubtful accounts, are $5.8 million and $6.0 million as of September 30, 2003 and December 31, 2002, respectively. Interest accrues on these loans at a rate of 3.82% per annum. Principal and accrued interest on the loan is payable in full on the earlier of (1) November 1, 2003 or (2) the termination of employment of such officer or employee with Digex for any reason, including termination by Digex with or without cause, termination as a result of death or disability, resignation for any reason or termination resulting from constructive discharge. Since March 31, 2002, personal loans to officers have not been made and are not permitted. As of the filing date of this Form 10-Q $5.2 million of these loans had been repaid.

Digex also entered into retention bonus agreements with certain of its executive officers and employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive a bonus (1) if he or she is actively employed with Digex through and including November 1, 2003 or (2) if prior to that time Digex terminates his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by Digex. As of September 30, 2003 and December 31, 2002, the potential retention bonus payable in November 2003 under these agreements totaled $12.2 million, of which $10.5 million (excluding additional reserves of approximately $1.3 million) and $6.8 million (excluding additional reserves of approximately $1.1 million) was accrued as of September 30, 2003 and December 31, 2002, respectively. There is a risk that the executive officers and key employees covered by these agreements may choose to terminate their employment with Digex after November 1, 2003. As of the filing date of this Form 10-Q, retention bonus amounts of $8.7 million were paid to those executive officers and employees that had retention bonus agreements dated November, 2001 and were employed through and including November 1, 2003.

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

At September 30, 2003, we served 483 customers, of which 185 came through the WorldCom channel. For those customers, we manage 2,879 Windows-based, UNIX-based and Linux-based servers in our data center facilities. Our data center facilities are positioned on the east and west coasts of the United States, in Europe and in Asia. Of the 2,879 total managed servers, 917 were sold through the sales channel agreement with WorldCom.

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

On August 27, 2003, WorldCom and Digex announced that WorldCom had commenced a tender offer to purchase all of Digex’s outstanding shares of Class A common stock not already owned by WorldCom and its subsidiaries for $0.80 per share net to the seller in cash (the “Offer”).

The Special Committee has unanimously determined that the terms of the Offer are fair to, and in the best interests of, the unaffiliated holders of Class A Common Stock of Digex, and approved the Offer and recommended that holders of the Class A Common Stock accept the Offer and tender their shares. The Special Committee received a written opinion, dated August 25, 2003, from Lane Berry to the effect that, as of such date and subject to the assumptions and limitations contained in the opinion, the consideration to be received in the Offer by the unaffiliated holders of Class A Common Stock of Digex was fair to such holders from a financial point of view.

On October 24, 2003, WorldCom announced that it had entered into agreements with David J. Greene & Company LLC and JMB Capital Partners, L.P., stockholders of Digex, to tender all of the shares of Class A common stock of Digex owned by them into the Offer conditioned upon WorldCom increasing the Offer price from $0.80 per share net to the seller in cash to $1.00 per share net to the seller in cash.

On October 29, 2003, WorldCom announced that the U.S. Bankruptcy Court for the Southern District of New York granted approval for WorldCom to increase the Offer price to $1.00 per share net to the seller in cash from the previous Offer price of $0.80 per share net to the seller in cash. That day, WorldCom so increased the Offer and announced us that it would extend the expiration of the Offer until 5:00 p.m., New York City time, on November 14, 2003. Subsequently, WorldCom advised us that David J. Green & Company and JMB Capital tendered an aggregate of approximately 7.2 million shares of Digex’s Class A common stock into the offer.

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

Our 2003 business plan requires external funding. Due to the uncertainties surrounding WorldCom, and our historical dependency on WorldCom to provide funding, our board of directors formed a Special Committee in October 2002 to explore strategic alternatives, including a possible sale of the company. The Special Committee, comprised of independent directors, retained Lane Berry as its financial advisor during the strategic alternative process. There can be no assurance that any transaction or other corporate action will result from this effort.

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

We recognized revenue from WorldCom of $10.1 million and $35.0 million for the three and nine months ended September 30, 2003, respectively, and $12.4 million and $39.5 million for the three and nine months ended September 30, 2002, respectively, all of which was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months and nine months ended September 30, 2003 and 2002, respectively, resulted from actual managed hosting services purchased for resale by WorldCom.

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

Through our facilities agreement with WorldCom, we have built managed hosting facilities in several existing WorldCom data centers in the United States and around the world. We have leased space from WorldCom at these data centers based on customer demand. These hosting facilities were patterned after the Digex SmartCenter® facilities in the U.S. Our first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. The payments for the data center space and connections from the space to a WorldCom Internet Protocol (IP) network hub amounted to $0.3 million and $1.2 million for the three and nine months ended September 30, 2003, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2002, respectively.

Our network agreement with WorldCom provides us with terms to purchase bandwidth and connectivity from WorldCom in the United States to support our managed hosting activities. Through this arrangement, we were able to connect our Internet data centers to the WorldCom global IP network that runs through the Americas, Asia-Pacific, Europe, the Middle East and Africa with over 4,500 points of presence. In the second quarter of 2001, we fully transitioned to the WorldCom global IP network as our primary network. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $0.5 million and $1.0 million for the three and nine months ended September 30, 2003, respectively, and approximately $0.6 million and $2.3 million for the three and nine months ended September 30, 2002, respectively. We maintain separate agreements with Level 3 and PacketExchange to provide additional network services.

The funding agreement with WorldCom is discussed in “Liquidity and Capital Resources—Funding From Affiliates” below. Except for the funding agreement, these agreements run through December 31, 2003 and permit either party to request a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. Neither party gave notice of extension to the other party by December 31, 2002. As such, the agreements, excluding the funding agreement, will expire on December 31, 2003. The four agreements are also subject to termination by either party upon insolvency of the other. There can be no assurance that changes to the commercial agreements will not be made, or that WorldCom will be in a position to honor the terms of the commercial agreements, as WorldCom’s bankruptcy filing progresses.

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

Results of Operations

The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the three months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,
	2003		2002
Revenue:
Revenue	$22,903	69.3%	$30,721	71.2%
Revenue from WorldCom	10,134	30.7	12,431	28.8

Total revenue	33,037	100.0	43,152	100.0
Costs and expenses:
Cost of operations	1,898	5.8	2,988	6.9
Cost of services	17,689	53.5	19,465	45.1
Selling, general and administrative	14,291	43.3	15,459	35.8
Provision for (recovery of) doubtful accounts	—	—	740	1.7
Provision for doubtful accounts for WorldCom	—	—	—	—
Deferred compensation	—	—	2,610	6.0
Depreciation and amortization	23,627	71.5	36,899	85.6

Total costs and expenses	57,505	174.1%	78,161	181.1%

Loss from operations	(24,468)	(74.1)	(35,009)	(81.1)
Other income (expense):
Interest expense	(1,932)	(5.8)	(2,279)	(5.3)
Interest income and other	91	0.3	138	0.3

Net loss	$(26,309)	(79.6)%	$(37,150)	(86.1)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

Total revenue decreased 23.4% to $33.0 million in the third quarter of 2003 compared to $43.2 million for the same period in 2002. The decrease is primarily due to a reduction in our customer base, and a reduction in services provided to these customers. Our installed base of servers has decreased 23.4% to 2,879 at September 30, 2003 from 3,758 at September 30, 2002, including a decrease of 24.4% in our WorldCom servers, to 917 at September 30, 2003 from 1,213 at September 30, 2002. The average monthly revenue per server decreased 8.4% to $3,682 as of September 30, 2003 from $4,021 as of September 30, 2002. All revenue from WorldCom in both periods was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended September 30, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Revenue was not reduced in either the third quarter of 2003 or the third quarter of 2002 for WorldCom’s share in the net operating income related to activity under the sales channel agreement, as there was a net loss related to activity under the sales channel agreement in both periods. Included in our revenue for both the three months ended September 30, 2003 and September 30, 2002 is $0.8 million in early termination fees.

Cost of Operations

Cost of operations decreased 36.5% to $1.9 million in the third quarter of 2003 compared to $3.0 million for the same period in 2002. The decrease is primarily due to lower network costs resulting from negotiation of lower rates from our suppliers, and a decrease in network lines. As a percentage of revenue, cost of operations decreased to 5.8% in the third quarter of 2003 compared to 6.9% for the same period in 2002.

Cost of Services

Cost of services decreased 9.1% to $17.7 million in the third quarter of 2003 compared to $19.5 million for the same period in 2002. The decrease is primarily related to reduced employee-related costs associated with a smaller workforce compared to the prior year, and a reduction in rent expense and utilities related to vacated office space. As a percentage of revenue, total cost of services increased to 53.5% in the third quarter of 2003 compared to 45.1% for the same period in 2002.

Selling, General and Administrative

Selling, general and administrative expenses decreased 7.6% to $14.3 million in the third quarter of 2003 compared to $15.5 million for the same period in 2002. The decrease was primarily attributable to a decrease in payroll and other employee-related costs as a result of continued downsizing of the workforce, a reduction in rent expense and utilities related to vacated office space, a reduction in expenses for outside professional fees, and a decrease in advertising expenses. As a percentage of revenue, total selling, general and administrative expenses increased to 43.3% in the third quarter of 2003 compared to 35.8% in the same period in 2002.

Provision for (Recovery of) Doubtful Accounts

In the third quarter of 2002, we recorded a provision for doubtful accounts related to non-WorldCom customers in the amount of $0.7 million. We did not record a provision for doubtful accounts in the third quarter of 2003. Our collection rates on accounts receivable have improved since the third quarter of 2002.

Provision for Doubtful Accounts for WorldCom

We did not record a provision for doubtful accounts for WorldCom in either the third quarter of 2003 or the same period of 2002. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection.

Deferred Compensation

In the third quarter of 2002, we recorded $2.6 million in deferred compensation expense. In July 2002, we expensed the remaining deferred compensation related to Digex stock options, as all options became immediately vested upon the one-year anniversary of the WorldCom-Intermedia merger.

Depreciation and Amortization

Depreciation and amortization expenses decreased 36.0% to $23.6 million in the third quarter of 2003 compared to $36.9 million for the same period in 2002. The decrease is principally due to the fact that we recognized an impairment of certain long-lived assets at the end of the second quarter of 2002 and equipment sold to outside parties in 2003, which has significantly lowered our depreciable asset base, and lower capital spending in 2003. In the three months ended September 30, 2003, we accelerated depreciation on a vacated data center facility by approximately $3.6 million representing the remaining net book value of the leasehold improvement capitalized.

Interest Expense

Interest expense decreased 15.2% to $1.9 million in the third quarter of 2003 compared to $2.3 million for the same period in 2002. The decrease resulted primarily from the decrease in average interest rates from the third quarter of 2002 to the third quarter of 2003.

Interest Income and Other

Interest income and other decreased 34.1% from the third quarter of 2002 compared to the same period in 2003. The decrease resulted principally from falling interest rates during the period.

The following table presents amounts as reported in our unaudited consolidated financial statements (in thousands) and certain information derived from these statements as a percentage of revenue for the nine months ended September 30, 2003 and 2002, respectively.

	Nine Months Ended September 30,
	2003		2002
Revenue:
Revenue	$75,097	68.2%	$104,068	72.5%
Revenue from WorldCom	34,986	31.8	39,534	27.5

Total revenue	110,083	100.0	143,602	100.0
Costs and expenses:
Cost of operations	7,098	6.4	10,716	7.5
Cost of services	57,549	52.3	67,543	47.0
Selling, general and administrative	43,779	39.8	64,330	44.8
Provision for (recovery of) doubtful accounts	(662)	(0.6)	2,745	1.9
Provision for doubtful accounts for WorldCom	—	—	18,578	12.9
Deferred compensation	—	—	3,603	2.5
Impairment loss	—	—	56,990	39.7
Depreciation and amortization	72,016	65.4	119,206	83.0

Total costs and expenses	179,780	163.3%	343,711	239.3%

Loss from operations	(69,697)	(63.3)	(200,109)	(139.3)
Other income (expense):
Interest expense	(6,003)	(5.5)	(6,414)	(4.5)
Interest income and other	341	0.3	434	0.3

Loss before cumulative effect of change in accounting principle	(75,359)	(68.5)	(206,089)	(143.5)
Cumulative effect of change in accounting principle	(869)	(0.8)	—	—

Net loss	$(76,228)	(69.3)%	$(206,089)	(143.5)%

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue

Total revenue decreased 23.3% to $110.1 million for the nine months ended September 30, 2003 compared to $143.6 million for the same period in 2002. The decrease is primarily due to a reduction in our customer base, and a reduction in services provided to these customers. Our installed base of servers has decreased 23.4% to 2,879 at September 30, 2003 from 3,758 at September 30, 2002, including a decrease of 24.4% in our WorldCom servers, to 917 at September 30, 2003 from 1,213 at September 30, 2002. The average monthly revenue per server decreased 8.4% to $3,682 as of September 30, 2003 from $4,021 as of September 30, 2002. All revenue from WorldCom in both periods was recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the nine months ended September 30, 2003 and 2002 resulted from actual managed hosting services purchased for resale by WorldCom. Revenue was reduced by $0.8 million in the nine months ended September 30, 2003 for WorldCom’s share in the net operating income related to activity under the sales channel agreement. Revenue was not reduced for this reason in the prior year period, as there was a net loss related to activity under the sales channel agreement. Included in our revenue for the nine months ended September 30, 2003 is $2.1 million in early termination fees as compared to $3.7 million for the same period in 2002.

Cost of Operations

Cost of operations decreased 33.8% to $7.1 million for the nine months ended September 30, 2003 compared to $10.7 million for the same period in 2002. The decrease is primarily due to lower network costs resulting from negotiation of lower rates from our suppliers, and a decrease in network lines. As a percentage of revenue, cost of operations decreased to 6.4% for the nine months ended September 30, 2003 compared to 7.5% for the same period in 2002 as a result of improved network utilization.

Cost of Services

Cost of services decreased 14.8% to $57.5 million for the nine months ended September 30, 2003 compared to $67.5 million for the same period in 2002. The decrease was primarily related to a reduction in payroll-related costs associated with a smaller workforce compared to 2002, and a reduction in rent expense and utilities related to vacated office space. As a percentage of revenue, total cost of services increased to 52.3% for the nine months ended September 30, 2003 compared to 47.0% for the same period in 2002.

Selling, General and Administrative

Selling, general and administrative expenses decreased 31.9% to $43.8 million for the nine months ended September 30, 2003 compared to $64.3 million for the same period in 2002. The decrease was primarily attributable to a decrease in payroll and other employee-related costs as a result of continued downsizing of the workforce, a reduction in rent expense and utilities related to vacated office space, a reduction in expenses for outside professional fees, and a decrease in advertising expenses. As a percentage of revenue, total selling, general and administrative expenses decreased to 39.8% for the nine months ended September 30, 2003 compared to 44.8% in the same period in 2002.

Provision for (Recovery of) Doubtful Accounts

Provision for doubtful accounts, other than doubtful accounts for WorldCom, decreased to $(0.7) million for the nine months ended September 30, 2003 compared to $2.7 million for the same period in 2002. Many of our customers, particularly Internet-based businesses, ceased operations or reduced or eliminated our Web hosting services in the prior year quarter. Also contributing to the decrease in the provision for doubtful accounts is our improved collections of accounts receivable. Due to the continued favorable results in collecting our accounts receivable, we concluded that our allowance for doubtful accounts should be adjusted downward. The result is a recovery of $0.7 million of prior provision for doubtful accounts.

Provision for Doubtful Accounts for WorldCom

During the nine months ended September 30, 2002, we recorded a provision for doubtful accounts related to WorldCom in the amount of $18.6 million due to the events surrounding WorldCom’s planned restatement of its financial results and subsequent bankruptcy filing. Since July 1, 2002, we have recognized revenue from WorldCom only upon collection.

Deferred Compensation

During the nine months ended September 30, 2002, we recorded $3.6 million in deferred compensation expense, representing the amortization of in-the-money stock options of certain employees. In July 2002, we expensed the remaining deferred compensation, as all options became immediately vested upon the one-year anniversary of the WorldCom-Intermedia merger.

Impairment Loss

Under SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that carrying value of such assets may not be recoverable. During the nine months ended September 30, 2002, we recognized an impairment loss related to our long-lived assets of $57.0 million, of which $55.4 million related to property and equipment and $1.6 million related to identifiable intangible assets. No impairment charge was recognized in the nine months ended September 30, 2003.

Depreciation and Amortization

Depreciation and amortization expenses decreased 39.6% to $72.0 million for the nine months ended September 30, 2003 compared to $119.2 million for the same period in 2002. The decrease is principally due to the fact that we recognized an impairment of certain long-lived assets at the end of the second quarter of 2002 (see “Impairment Loss” above) and equipment sold to outside parties in the first quarter of 2003, which has significantly lowered our depreciable base, and lower capital spending in 2003.

Interest Expense

Interest expense decreased 6.4% to $6.0 million for the nine months ended September 30, 2003 compared to $6.4 million for the same period in 2002. The decrease resulted primarily from the decrease in average interest rates over the last 12 months ended September 30, 2003.

Interest Income and Other

Interest income and other decreased 21.4% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease resulted principally from falling interest rates during the period.

Cumulative Effect of Change in Accounting Principle

We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003, under which we recorded a cumulative effect of change in accounting principle in the amount of $0.9 million. The charge represents estimated depreciation expense and amortization expense through December 31, 2002 associated with the potential future retirement of certain long-lived assets placed in leased facilities. See Note 2 to the uanudited consolidated financial statements set forth elsewhere herein for further discussion of the impact of SFAS No. 143.

Liquidity and Capital Resources

Cash Flows

Net cash provided by (used in) operating activities was $13.9 million and $(3.2) million during the nine months ended September 30, 2003 and 2002, respectively. We experienced positive cash flow from operations in the first nine months of 2003 primarily due to lower costs associated with a reduced workforce, and reduction of other operating costs in aligning our expenses with our revenues. Net cash used for operating activities in the nine months ended September 30, 2002 was primarily the result of operating losses and changes in working capital. Had we paid interest on notes payable potentially due to WorldCom through September 30, 2003, our net cash provided by operating activities for the nine months ended September 30, 2003 would have been reduced by approximately $3.1 million to $10.8 million. Subsequent to the nine months ended September 30, 2003, and as of the filing of this Form 10-Q, Digex received payments from personal loans to various executive officers and employees of $5.2 million and paid retention bonuses of $8.7 million, reducing operating cash by approximately $3.5 million, see footnote 8.

Net cash used in investing activities was $4.4 million and $25.2 million during the nine months ended September 30, 2003 and 2002, respectively. We have reduced our capital expenditures in 2003 in accordance with our business needs, current economic conditions, redeployed hardware program, and third party leasing. Net cash used for investing activities in the 2002 period was primarily the result of capital expenditures for data center infrastructure, which includes servers purchased for customer use, as well as leasehold improvements, furniture and fixtures, and computers and other equipment. In March 2003, the beneficiary of a letter of credit of approximately $1.0 million held by us to secure a real estate lease exercised its right to draw on the letter of credit and to hold the drawn funds as security until a replacement letter of credit could be issued. In June 2003, we obtained a substitute letter of credit that was collateralized with $875,000 in cash. The beneficiary accepted this substitute letter of credit and returned the funds drawn in July 2003. In July 2003, another beneficiary of a letter of credit in the amount of $2.0 million held by us to secure a real estate lease exercised its right to draw on the letter of credit. As a result, we reclassified approximately $2.0 million of cash collateral that secured the letter of credit from “Restricted investments” to “Other assets” in our balance sheet upon the notification of the draw. We are attempting to obtain a substitute letter of credit as of the date of filing of this Form 10-Q.

Net cash (used in) provided by financing activities was $(8.9) million and $32.5 million during the nine months ended September 30, 2003 and 2002, respectively. Net cash used in financing activities in the first nine months of 2003 represents $4.3 million in principal payments on outstanding notes payable to Intermedia, and approximately $4.6 million of other debt and capital lease payments. Net cash provided by financing activities in the 2002 period resulted principally from proceeds from our notes payable issued to Intermedia offset by payments on a long-term note payable to Prince George’s County Economic Development Corporation and increased capital lease obligations. Had we paid principal payments on notes payable potentially due to WorldCom through September 30, 2003, our net cash used in financing activities for the nine months ended September 30, 2003 would have increased by approximately $(14.9) million to $(23.8) million.

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

In connection with our proofs of claim filed in the WorldCom related bankruptcy proceedings and the impact those claims may have on amounts finally determined to be due to or from WorldCom, as of July 31, 2003, we have withheld principal and interest payments under the funding agreements totaling $20.5 million potentially due to WorldCom pending the resolution of those claims. WorldCom has objected to us withholding these amounts, but has expressed its intent to resolve these issues with us. Although we have not received, and would contest vigorously, any acceleration notice from WorldCom related to the outstanding amounts, until the proofs of claim are resolved, we have classified all outstanding notes payable as current obligations at September 30, 2003.

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

In 2002 and 2001, we issued and WorldCom caused Intermedia to purchase, under the note purchase agreement, a series of senior notes totaling $102.2 million to satisfy our net cash requirements under our approved 2002 and 2001 business plans. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.7% through September 30, 2003 and 5.0% through September 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively, and $1.2 million and $3.0 million for the three and nine months ended September 30, 2002, respectively. On December 11, 2002, we notified WorldCom and Intermedia that we had elected to extend the maturity date of all outstanding notes under the agreement from December 31, 2002 to December 31, 2006, as permitted by the note purchase agreement. Due to this election, outstanding amounts under the agreement will be due in equal monthly straight-line amortization payments of principal through December 31, 2006. Through September 30, 2003, we have paid an aggregate of $10.1 million in interest and principal payments to Intermedia under this note purchase agreement.

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

On January 14, 2002, we entered into a note purchase agreement with Intermedia to refinance the $13.0 million intercompany loan and $12.0 million promissory note to Intermedia under a senior note totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement (see above), dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Variable interest on the unpaid principal balance is accrued monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate of 4.8% through September 30, 2003 and 5.2% through September 30, 2002). Interest cost incurred and charged to expense related to the funding agreement with Intermedia was $0.3 million and $0.8 million in the three and nine months ended September 30, 2003, respectively, and $0.3 million and $0.9 million in the three and nine months ended September 30, 2002, respectively. Through September 30, 2003, we have paid an aggregate of $2.0 million in interest payments to Intermedia under this note purchase agreement.

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

In July 2002, we received proceeds of $150,000 from a loan from the State of Maryland Department of Business and Economic Development under the Maryland Industrial Training Program (MITP) initiative. Repayment of principal will be deferred each year through December 31, 2005 if we maintain at least 1,290 permanent, full time employees at any of our

Maryland facilities during the three-year period from December 31, 2002. At December 31, 2005, the principal amount may convert to a grant upon our achievement of certain requirements. In accordance with the grant agreement, we will be required to repay the principal in an amount equal to $303 multiplied by the difference between the 1,290 permanent, full time employees and the actual number of employees on December 31, 2002 and December 31, 2005, provided that the repayment amount does not exceed the principal amount. The State of Maryland may terminate the agreement whenever we default in performance or fail to cure such a default within a ten-day period after receipt of default notification. Based on the number of Digex permanent, full-time employees as of December 31, 2002, we were not in compliance for deferring full repayment of the loan at December 31, 2002. As a result, the $150,000 loan has been classified as a current liability as of September 30, 2003 and December 31, 2002.

In 2001 and 2002, we entered into master lease and financing agreements with two vendors for lines of credit to facilitate the leasing of computer hardware and software. The terms of the associated schedules range from 12 months for financing a maintenance contract to 36 months for leasing computer equipment. We will have an option to purchase the equipment at the end of the initial lease term. Interest and principal are payable monthly with interest rates ranging from 7.2% to 12.3% per annum. As of September 30, 2003, we acquired $12.5 million of computer equipment and maintenance services under these leasing and financing arrangements.

Contractual Obligations and Contingent Commitments

Our contractual obligations and contingent commitments as of September 30, 2003 are aggregated below (in thousands):

		Amounts Due by Period
	Total	Less than 1 year	1—3 years	4 –5 years	Greater Than 5 years
Contractual obligations:
Notes payable to Intermedia	$122,942	$122,942	$—	$—	$—
Notes payable to third parties	3,622	3,622	—	—	—
Capital lease obligations	33,377	7,404	9,719	10,163	6,091
Operating lease obligations	15,035	3,590	6,179	3,407	1,859
Contingent Commitments:
Redeemable preferred stock	50,000	50,000	—	—	—
Employee retention bonuses	12,203	12,203	—	—	—

Total	$237,179	$199,761	$15,898	$13,570	$7,950

We lease certain property and equipment under various operating and capital lease arrangements that expire over the next 10 years. Refer also to the notes to our consolidated financial statements in our Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003, for discussion of our capital and operating leases.

We entered into retention bonus agreements with certain of our executive officers and key employees. Under the agreements, each such officer or employee (or his or her estate) is entitled to receive the amounts (1) if he or she is actively employed with us through and including November 1, 2003 or (2) if prior to that time we terminate his or her employment without cause or his or her employment is terminated as a result of death or permanent disability. No officer or employee is entitled to the retention bonus under this agreement, or any pro rata portion thereof, if his or her employment terminates prior to November 1, 2003 by reason of termination for cause, resignation for any reason or termination resulting from constructive discharge by us. As of September 30, 2003, the potential retention bonus pool payable in 2003 under these agreements totaled $12.2 million, of which $10.5 million (excluding additional reserves of approximately $1.3 million) and $6.8 million (excluding additional reserves of approximately $1.1 million) was accrued as of September 30, 2003 and December 31, 2002, respectively. There is a risk that the executive officers and key employees covered by these agreements may choose to terminate their employment with us after November 1, 2003.

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

The liquidity issues discussed above raise substantial doubt about our ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when the entity is unable to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions for a reasonable period of time, not to exceed one year beyond the date of the financial statements. Our ability to continue as a going concern is dependent upon a number of factors, including, but not limited to, attainment of funding from external sources, settlement of the proofs of claim with WorldCom, resolution of the Offer from WorldCom and future revenue retention and growth plans.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. We adopted this standard in the third quarter of 2003, and it has not had a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (the third quarter of 2003). We adopted this accounting standard in the third quarter of 2003, and it has not affected the classification of amounts in the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No changes.

Item 4. Controls And Procedures

Based on management’s evaluation of the overall system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) of Digex as of a date within 90 days prior to the filing date of this quarterly report, management determined that the system is operating effectively and is adequate to meet Digex’s Securities Exchange Act reporting obligations. The certifying officers of this quarterly report have determined that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 1, 2002, the law firm of Richards Layton & Finger (“Richards Layton”) requested that the Delaware Chancery Court enter judgment against Digex for payment of success bonuses of $500,000 each to Richards Layton and a second law firm, Cahill Gordon & Reindel LLP (“Cahill Gordon”), in connection with their representation of the former Special Committee (“FSC”) of the Digex board of directors in In re Digex, Inc. Shareholders Litigation, Consolidated Civil Action No. 18336 (Del. Ch.) (the “Shareholder Action”). The request sought modification of a Chancery Court order of July 29, 2002 (the “Order”), which required WorldCom to pay $1,860,187.14 to reimburse certain expenses approved by the FSC pursuant to the settlement of the Shareholder Action, including the success bonuses for Richards Layton and Cahill Gordon. Insofar as the bankruptcy of WorldCom prevented immediate enforcement of the Order against WorldCom, Richards Layton sought the requested modification to obtain payment directly from Digex. On August 23, 2002, the Chancery Court denied Richards Layton’s request on the grounds that WorldCom’s bankruptcy, commenced before the issuance of the Order, deprived the Chancery Court of authority to adjudicate WorldCom’s liability for expenses of the FSC, and, therefore, rendered the Order void ab initio. The FSC subsequently sought leave of the Bankruptcy Court to pursue collection of the expenses from Digex notwithstanding the WorldCom bankruptcy. By order dated January 30, 2003, the Bankruptcy Court denied that request on the grounds that (i) the Chancery Court had correctly determined that the Order was void ab initio and (ii) separate proceedings seeking payment of the expenses directly by Digex would “necessarily implicate WorldCom because of the interrelationship of the parties in the underlying dispute.”

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

The following report on Form 8-K of Digex was filed during the third quarter of 2003:

Digex filed a Current Report on Form 8-K, dated August 14, 2003, reporting under Item 12 the issuance of a press release discussing Digex’s second quarter 2003 results. Digex also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

Digex filed a Current Report on Form 8-K, dated August 28, 2003, reporting under Item 5 the commencement of a tender offer by WorldCom to purchase all of the outstanding shares of Class A common stock of Digex not already owned by WorldCom and its subsidiaries for $0.80 per share net to the seller in cash. Digex also reported under Item 7 the filing of the press release related to the commencement of the tender offer as an exhibit to the Form 8-K.

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

Dated: November 14, 2003